Form 10-Q
period 1999-09-28
VOLUME SERVICES AMERICA INC; SERVICE AMERICA CORP/; VOLUME SERVICES INC/KS; SVM OF TEXAS INC; SERVOMATION DUCHESS INC; SERVO KANSAS INC; SERVICE AMERICA CORP OF WISCONSIN; SERVICE AMERICA CONCESSIONS CORP; EVENTS CENTER CATERING INC; VOLUME SERVICES INC
filed 1999-11-12
CIK 1086775, 1046193, 1086765, 1086766, 1086767, 1086768, 1086769, 1086770, 1086772, 1086773

================================================================================

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                          VOLUME SERVICES AMERICA, INC.
                       See Table of Additional Registrants
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                          57-0969174
         (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
          incorporation or organization)


201 East Broad Street, Spartanburg, South Carolina                        29306
     (Address of principal executive offices)                          (Zip Code)


                                 (864) 598-8600
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (    )   YES                           (  x  )  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of November 9, 1999: 100 shares of Common Stock.


================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS


                                                                                               ADDRESS INCLUDING ZIP CODE
                                                                                                  AND TELEPHONE NUMBER
                                  STATE OR OTHER JURISDICTION                                   INCLUDING AREA CODE, OF
  EXACT NAME OF REGISTRANT AS         OF INCORPORATION OR              I.R.S. EMPLOYER           REGISTRANT'S PRINCIPAL
   SPECIFIED IN ITS CHARTER              ORGANIZATION               IDENTIFICATION NUMBER          EXECUTIVE OFFICES
                                                                                               201 East Broad Street,
Events Center                               Wyoming                      57-1007720            Spartanburg, SC 29306
Catering, Inc.                                                                                 (864) 598-8600

                                                                                               201 East Broad Street,
Service America Concessions                Maryland                      06-1182149            Spartanburg, SC 29306 (864)
Corporation                                                                                    598-8600

                                                                                               201 East Broad Street,
Service America Corporation                Delaware                      13-1939453            Spartanburg, SC 29306 (864)
                                                                                               598-8600

Service America                                                                                201 East Broad Street,
Corporation                                Wisconsin                     39-1655756            Spartanburg, SC 29306 (864)
  of Wisconsin                                                                                 598-8600

                                                                                               201 East Broad Street,
Servo-Kansas, Inc.                          Kansas                       06-1238400            Spartanburg, SC 29306 (864)
                                                                                               598-8600

                                                                                               201 East Broad Street,
Servomation Duchess, Inc.                 California                     95-1943117            Spartanburg, SC 29306 (864)
                                                                                               598-8600

                                                                                               201 East Broad Street,
SVM of Texas, Inc.                           Texas                       75-1913406            Spartanburg, SC 29306 (864)
                                                                                               598-8600

                                                                                               201 East Broad Street,
Volume Services America                    Delaware                      13-3870167            Spartanburg, SC 29306 (864)
Holdings, Inc.                                                                                 598-8600

                                                                                               201 East Broad Street,
Volume Services, Inc.                      Delaware                      36-2786575            Spartanburg, SC 29306 (864)
                                                                                               598-8600

                                                                                               201 East Broad Street,
Volume Services, Inc.                       Kansas                       57-0973901            Spartanburg, SC 29306 (864)
                                                                                               598-8600

                          VOLUME SERVICES AMERICA, INC.

                                      INDEX


Part I.  Financial Information

Item 1. Financial Statements (unaudited) -- Volume Services America Holdings, Inc. and Subsidiaries

         Consolidated Balance Sheets as of September 28, 1999 and December 29, 1998.

         Consolidated Statements of Operations and Comprehensive Profit (Loss) for the three months ended and nine months ended September 28, 1999 and September 29, 1998.

         Consolidated Statements of Cash Flows for the nine months ended September 28, 1999 and September 29, 1998.

         Consolidated Statements of Stockholders' Equity (Deficiency) for the period December 30, 1998 to September 28, 1999.

         Notes to Consolidated Financial Statements for the thirty-nine week periods ended September 29, 1998 and September 28, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 28, 1999 AND DECEMBER 29, 1998
                           (IN THOUSANDS) (UNAUDITED)


                                                                                    SEPTEMBER 28,        DECEMBER 29,
                                                                                        1999                 1998
                                                                                    -------------        ------------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents ............................................       $  15,579           $   8,828
         Accounts receivable, less allowance for doubtful accounts of $1,374 and $963 at
              September 28, 1999 and December 29, 1998, respectively ..........          20,132              17,790
         Merchandise inventories ..............................................          13,066               9,585
         Prepaid expenses .....................................................           4,699               3,975
         Deferred tax asset ...................................................           2,082               2,082
                                                                                      ---------           ---------
Total current assets ..........................................................          55,558              42,260
                                                                                      ---------           ---------
PROPERTY AND EQUIPMENT:
         Leasehold improvements ...............................................          44,243              40,048
         Merchandising equipment ..............................................          42,281              37,197
         Vehicles and other equipment .........................................           6,635               5,702
         Construction in process ..............................................             805                 262
                                                                                      ---------           ---------
Total .........................................................................          93,964              83,209
         Less accumulated depreciation and amortization .......................          22,794              12,226
                                                                                      ---------           ---------
Property and equipment, net ...................................................          71,170              70,983
                                                                                      ---------           ---------
OTHER ASSETS:
         Contract rights, net .................................................          74,767              72,935
         Cost in excess of net assets acquired, net ...........................          51,890              50,585
         Deferred financing costs, net ........................................          11,597               7,783
         Trademarks, net ......................................................          18,593              19,108
         Other ................................................................           4,474               3,530
                                                                                      ---------           ---------
Total other assets ............................................................         161,321             153,941
                                                                                      ---------           ---------
TOTAL ASSETS ..................................................................       $ 288,049           $ 267,184
                                                                                      =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
         Current maturities of long-term debt .................................       $   1,150           $   4,200
         Current maturities of capital lease obligations ......................             202                 189
         Revolving loans ......................................................           1,750                --
         Accounts payable .....................................................          25,075              16,410
         Accrued salaries and vacations .......................................           9,162               8,336
         GE Capital Note payable ..............................................            --                   500
         Liability for self-insured claims ....................................           1,673               2,216
         Accrued taxes, other than income taxes ...............................           5,405               3,214
         Accrued commissions and royalties ....................................          16,208               8,603
         Accrued interest .....................................................           1,177               1,156
         Other ................................................................           3,687               3,834
                                                                                      ---------           ---------
Total current liabilities .....................................................          65,489              48,658
                                                                                      ---------           ---------
LONG TERM LIABILITIES:
         Long term debt .......................................................         212,988             155,800
         Capital lease obligation .............................................             469                 622
         Deferred income tax ..................................................           5,461               6,684
         Liability for self-insured claims ....................................           2,099               2,949
         Other liabilities ....................................................           2,462               2,594
                                                                                      ---------           ---------
Total long term liabilities ...................................................         223,479             168,649
                                                                                      ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock ($.01 par value; 1,000 shares authorized; 332 and 526 shares issued and outstanding at September 28, 1999 and December 29, 1998,
         respectively)........................................................               --                  --
Additional paid-in capital ....................................................          16,974              66,474
Accumulated deficit ...........................................................         (14,466)            (12,595)
Accumulated other comprehensive loss ..........................................            (193)                (67)
Investors' notes receivable ...................................................          (3,234)             (3,935)
                                                                                      ---------           ---------
Total stockholders' equity (deficiency) .......................................            (919)             49,877
                                                                                      ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) .......................       $ 288,049           $ 267,184
                                                                                      =========           =========

             VOLUME SERVICES AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE PROFIT (LOSS)
                           (IN THOUSANDS) (UNAUDITED)


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           -------------------------------     -------------------------------
                                                           SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                                1999              1998              1999              1998
                                                           -------------     -------------     -------------     -------------
Net sales ..............................................     $ 147,058         $  99,699         $ 329,689         $ 186,703
                                                             ---------         ---------         ---------         ---------
Cost of sales ..........................................       115,033            77,226           259,553           146,382
Selling, general, and administrative ...................        13,244             9,365            33,141            18,862
Depreciation and amortization ..........................         6,721             5,182            19,886            11,687
Transaction fees and expenses ..........................           328               612             1,555               612
                                                             ---------         ---------         ---------         ---------
Operating profit .......................................        11,732             7,314            15,554             9,160
Interest expense, net ..................................         6,215             2,739            16,770             7,289
Other income, net ......................................           (53)             (112)             (268)             (244)
                                                             ---------         ---------         ---------         ---------
Profit (loss) before income taxes ......................         5,570             4,687              (948)            2,115
                                                             ---------         ---------         ---------         ---------
Income tax provision (benefit) .........................          (187)            1,870              (206)            1,870
                                                             ---------         ---------         ---------         ---------
Net profit (loss) before extraordinary item and
   cumulative effect of change in accounting
   principles...........................................         5,757             2,817              (742)              245

Extraordinary item, net of income tax ..................          --                --                 873              --
Cumulative effect of change in accounting principles,
net of income tax.................................... ..          --                --                 256              --

                                                             ---------         ---------         ---------         ---------
Net profit (loss) ......................................         5,757             2,817            (1,871)              245
Other comprehensive loss:
Foreign currency translation adjustment ................            24               (33)             (126)              (33)
                                                             ---------         ---------         ---------         ---------

Comprehensive profit (loss) ............................     $   5,781         $   2,784         $  (1,997)        $     212
                                                             =========         =========         =========         =========

See Notes to Consolidated Financial Statements.

             VOLUME SERVICES AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 28, 1999 AND SEPTEMBER 29, 1998
                           (IN THOUSANDS) (UNAUDITED)


                                                                                  SEPTEMBER 28,     SEPTEMBER 29,
                                                                                      1999               1998
                                                                                  -------------     -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         Net profit (loss) ....................................................     $  (1,871)        $     245
         Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation and amortization ...................................        19,886            11,687
              Amortization of deferred financing costs ........................           844               389
              Extraordinary item ..............................................           873              --
              Cumulative effect of change in accounting principles ............           256              --
              Deferred tax expense ............................................          (476)             --
              Foreign exchange adjustment .....................................          (126)             --
              Gain on disposition of assets ...................................           (15)              (68)
              Loss from termination of contracts ..............................          --                 747
              Changes in assets and liabilities:
                  Decrease (increase) in assets:
                           Accounts and notes receivable ......................        (2,342)           (2,109)
                           Merchandise inventories ............................        (3,481)           (1,718)
                           Prepaid expenses ...................................        (2,469)           (1,179)
                           Other assets .......................................          (959)           (2,138)
                           Other receivables ..................................          --                (607)
                  Increase (decrease) in liabilities:
                           Accounts payable ...................................           648            (3,491)
                           Accrued salaries and vacations .....................           826               953
                           Liabilities for self-insurance .....................        (1,393)            1,175
                           Other liabilities ..................................         9,427             2,995
                                                                                    ---------         ---------

              Net cash provided by operating activities .......................        19,628             6,881
                                                                                    ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Decrease in restricted cash ..........................................          --              (4,998)
         Purchase of Service America ..........................................          --               1,587
         Payment of acquisition costs .........................................          (175)             --
         Purchase of property, plant and equipment ............................        (7,690)          (10,752)
         Proceeds from sale of property and equipment .........................          --                 150
         Purchase of contract rights ..........................................       (13,371)           (5,510)
         Proceeds from sale of assets held for sale ...........................          --              10,000
                                                                                    ---------         ---------

                  Net cash used in investing activities .......................       (21,236)           (9,523)
                                                                                    ---------         ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
         Principal payments on debt ...........................................       (46,362)             (225)
         Redemption of stock ..................................................       (49,500)             --
         Payments of financing costs ..........................................        (6,108)             --
         Net borrowings - revolving loans .....................................         1,750             6,971
         Net increase in investors' notes receivable ..........................           701              (250)
         Proceeds from long-term debt .........................................       100,000              --
         Principal payments on capital lease obligations ......................          (140)              (58)
         Net bank overdraft ...................................................         8,018               852
         Capital contribution .................................................          --               3,750
                                                                                    ---------         ---------

                  Net cash provided by financing activities ...................         8,359            11,040
                                                                                    ---------         ---------

INCREASE IN CASH ..............................................................         6,751             8,398
CASH - BEGINNING OF PERIOD ....................................................         8,828             5,426
                                                                                    ---------         ---------

CASH - END OF PERIOD ..........................................................     $  15,579         $  13,824
                                                                                    =========         =========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE PERIOD DECEMBER 30, 1998 TO SEPTEMBER 28, 1999
                           (IN THOUSANDS) (UNAUDITED)


                                                                                 Accumulated
                                                     Additional                      Other        Investors'
                               Common     Common      Paid-in     Accumulated    Comprehensive      Notes
                               Shares      Stock      Capital       Deficit           Loss        Receivable      Total
                               ------      -----      -------       -------           ----        ----------      -----
Balance, December 29, 1998        526      $ --      $ 66,474      $(12,595)        $  (67)       $(3,935)     $ 49,877

Stock redemption                 (194)                (49,500)                                                  (49,500)

Change in investors'
notes receivable                                                                                      701           701

Foreign currency
translation                                                                           (126)                        (126)

Net loss                                                             (1,871)                                     (1,871)
                                  ---     --         --------      --------         ------        -------      --------
Balance,
September 28, 1999                332     $ --       $ 16,974      $(14,466)        $ (193)       $(3,234)     $   (919)
                                  ===     ====       ========      ========         ======        =======      ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1998 AND SEPTEMBER 28, 1999
                                   (UNAUDITED)

1.       GENERAL

         Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company"), formerly VSI Acquisition II Corporation and Subsidiaries ("VSI"), is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"). The Company is controlled by its senior management, Blackstone Capital Partners II Merchant Banking Fund, L.P. ("BCP II"), and General Electric Capital Corporation ("GE Capital"). GE Capital, which as of September 28, 1999 controlled 36.3% of the Company through its controlling interest in Recreational Services, LLC, was the majority stockholder (on a fully diluted basis) of Service America prior to the Acquisition of Service America by Volume Holdings on August 24, 1998. As of September 28, 1999, the remainder of Volume Holdings' capital stock was owned by limited partnerships controlled by BCP Volume L.P. and BCP Offshore Volume L.P. (collectively, "Blackstone") (59.4%), and by Volume Holdings and current and former management employees of Volume Services (4.2%).

         Volume Holdings is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America. Volume Holdings' financial information is therefore substantially the same as that of Volume Services America.

         The accompanying financial statements of Volume Holdings have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the thirty-nine week period ended September 28, 1999 are not necessarily indicative of the results to be expected for the year ending December 28, 1999 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 1998.

2.       DEBT

         On March 4, 1999, Volume Services America issued $100 million in senior subordinated notes (the "Notes") at an interest rate of 11-1/4% through a Rule 144A Offering (the "Offering"). The Notes mature on March 1, 2009 and interest is payable on March 1 and September 1 of each year. Such Notes are unsecured, are subordinated to all the existing and future senior debt of Volume Services America, rank pari passu with all existing and future pari passu debt of Volume Services America, and are senior to all of Volume Services America's existing and future subordinated debt. Furthermore, the Notes are guaranteed by Volume Holdings and all of the subsidiaries of Volume Services America (the "Guarantor Subsidiaries"), except for certain non-wholly owned subsidiaries and one non-U.S. subsidiary (the "Non-Guarantor Subsidiaries").

         The proceeds of the Offering were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by Volume Holdings of 194 shares of Volume Holdings common stock for $49,500,000 and the repayment by Volume Holdings of a $500,000 note in favor of GE Capital and (iii) pay fees and expenses incurred in connection with the Offering and the consent from lenders to an amendment to the Credit Agreement dated as of December 3, 1998, as amended, among Volume Services America, Volume Holdings, the financial institutions named therein and The Chase Manhattan Bank, as administrative agent. In conjunction with the Offering, Volume Services America recognized an extraordinary loss of $873,000, net of taxes (approximately $570,000) on its statement of operations for the early extinguishment of $45,000,000 of term loans.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1998 AND SEPTEMBER 28, 1999
                                   (UNAUDITED)


2.       DEBT - (CONTINUED)

   Long-term debt consists of the following (in thousands):


                                               September 28, 1999    December 29, 1999
                                               ------------------    -----------------
Term A Borrowings                                  $    --              $  40,000
Term B Borrowings                                    114,138              120,000
Revolving Loans                                        1,750
Senior Subordinated Notes                            100,000
                                                   ---------            ---------
                                                     215,888              160,000
Less current maturities of long-term debt             (2,900)              (4,200)
                                                   ---------            ---------
Total long-term debt                               $ 212,988            $ 155,800
                                                   =========            =========


Aggregate annual maturities of long-term debt are as follows (in thousands)

1999                                                                 $     576
2000                                                                     1,150
2001                                                                     1,150
2002                                                                     1,150
2003                                                                     1,150
Thereafter                                                             210,712
                                                                     ---------
Total                                                                $ 215,888
                                                                     =========


3.       STOCK REDEMPTION

         In conjunction with the Offering, Volume Services America paid a $50,000,000 dividend to Volume Holdings. Volume Holdings used the proceeds to redeem 194 shares of its common stock (the "Stock Redemption") and to repay a $500,000 note in favor of GE Capital.

4.       RELATED PARTIES

         MANAGEMENT FEES - Certain administrative and management functions were provided to VSI by the Blackstone Group, L.P. through a monitoring agreement. Volume Services paid the Blackstone Group approximately $188,000 in the thirty-nine week periods ended September 28, 1999 and September 29, 1998. As part of the August 24, 1998 acquisition of Service America, the Company agreed to pay to GE Capital, an annual monitoring fee of $167,000. In the thirty-nine week period ended September 28, 1999, $125,000 was paid to GE Capital. Such amounts are included in selling, general and administrative expenses.

         INVESTORS' NOTES RECEIVABLE - The Company had $3,234,000 and $3,935,000 in receivables due from various investors at September 28, 1999 and December 29,1998, respectively.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1998 AND SEPTEMBER 28, 1999
                                   (UNAUDITED)

5.       INTEREST RATE HEDGING ARRANGEMENTS

         On March 15, 1999, the Company terminated an interest rate swap effective April 12, 1999 and received $180,000 which was used as a reduction to interest expense during fiscal year 1999.

         Effective April 15, 1999 the Company entered into an interest cap transaction with the Chase Manhattan Bank for a $10 million notional amount for $4,200. The interest rate cap protects the company if the three month London Interbank Offered Rate ("LIBOR") exceeds 7.5% through January 16, 2001. The Company also entered into an interest rate swap transaction on April 16, 1999 with the Union Bank of California ("UBOC") for a $30 million notional amount with no up front cost. This swap provides that the Company pays to UBOC one month LIBOR and that UBOC pays to the Company 5.375% each month until April 20, 2001.

6.       CHANGE IN ACCOUNTING PRINCIPLE

         The Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires that costs of start-up activities be expensed as incurred, as of December 31, 1998. As a result, the Company recorded a charge of $256,000 net of tax (approximately $170,000) reflecting the effect of the change in accounting principle.

7.       SERVICE AMERICA ACQUISITION

         As described in Note 1, Volume Holdings acquired Service America on August 24, 1998. The Service America Acquisition was accounted for using the purchase method in accordance with APB No. 16. The results of operations after the acquisition date are included in Volume Holdings consolidated statements of income.

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Service America Acquisition had occurred as of December 31, 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                              September 29, 1998
                                                              ------------------
                                                                (in thousands)
                  Net Sales                                       $309,200

                  Net Loss                                          (1,200)


8.       PAYMENT OF VOLUME SERVICES AMERICA SENIOR SUBORDINATED NOTES

         The Notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Volume Holdings and all of the Guarantor Subsidiaries, except for the Non-Guarantor Subsidiaries. The Guarantor Subsidiaries are wholly owned subsidiaries of Volume Services America and have guaranteed the Notes fully and unconditionally and jointly and severally. The following table sets forth the condensed consolidated financial statements of Volume Holdings, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of and for the thirty-nine week period ended September 28, 1999. Volume Services America has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries and Non-Guarantor Subsidiaries because management of Volume Services America has determined that such information is not material to investors.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 28, 1999
                                 (IN THOUSANDS)


                                                                       COMBINED        COMBINED
                                                        VOLUME         GUARANTOR    NON-GUARANTOR
                                                       HOLDINGS      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                       --------      ------------   --------------    ------------    ------------
                  ASSETS
CURRENT ASSETS:
         Cash and cash equivalents ................                   $  14,362        $   1,217                       $  15,579
         Accounts receivable ......................                      18,075            2,057                          20,132
         Other current assets .....................                      28,284              985          (9,422)         19,847
                                                       ---------      ---------        ---------       ---------       ---------
Total current assets ..............................         --           60,721            4,259          (9,422)         55,558
         Property, plant and equipment ............                      66,936            4,234                          71,170
         Contract rights, net .....................                      71,822            2,945                          74,767
         Cost in excess of net assets
              acquired, net .......................                      51,890             --                            51,890
         Investment in subsidiaries ...............    $    (919)                                            919            --
Other assets ......................................                      34,664             --                            34,664
                                                       ---------      ---------        ---------       ---------       ---------
Total assets ......................................    $    (919)     $ 286,033        $  11,438       $  (8,503)      $ 288,049
                                                       =========      =========        =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
         Intercompany liabilities .................                                    $   9,422       $  (9,422)      $    --
         Other current liabilities ................                      62,586            2,903                          65,489
                                                       ---------      ---------        ---------       ---------       ---------
Total current liabilities .........................         --           62,586           12,325          (9,422)         65,489
         Long-term debt ...........................                     212,988             --                           212,988
         Other liabilities ........................                      10,491             --                            10,491
                                                       ---------      ---------        ---------       ---------       ---------
Total liabilities .................................         --          286,065           12,325          (9,422)        288,968

STOCKHOLDERS' EQUITY (DEFICIENCY):
         Common stock .............................         --             --               --              --              --
         Additional paid-in capital ...............       16,974         16,974             --           (16,974)         16,974
         Accumulated deficit ......................      (14,466)       (13,772)            (694)         14,466         (14,466)
         Other ....................................       (3,427)        (3,234)            (193)          3,427          (3,427)
                                                       ---------      ---------        ---------       ---------       ---------
Total stockholders' equity (deficiency) ...........         (919)           (32)            (887)            919            (919)
Total liabilities and stockholders'
   equity (deficiency) ............................    $    (919)     $ 286,033        $  11,438       $  (8,503)      $ 288,049
                                                       =========      =========        =========       =========       =========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
          CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999
                                 (IN THOUSANDS)


                                                      COMBINED            COMBINED
                                      VOLUME         GUARANTOR          NON-GUARANTOR
                                     HOLDINGS       SUBSIDIARIES        SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                     --------       ------------        ------------         ------------       ------------
Net sales.....................                       $306,304              $23,385                                $329,689

Cost of sales.................                        240,635               18,918                                 259,553

Selling, general and
   administrative.............                         30,329                2,812                                  33,141

Depreciation and
     amortization.............                         18,010                1,876                                  19,886

Transaction fees and expenses.                          1,555                   --                                   1,555
                                      -------        --------              -------              ------             -------
Operating profit (loss).......            --           15,775                 (221)               --                15,554

Interest expense..............                         16,683                   87                                  16,770

Other income, net.............                           (257)                 (11)                                   (268)
                                      -------        --------              -------              ------             -------
Loss before income taxes......            --             (651)                (297)               --                  (948)

Income tax benefit............                           (206)                  --                                    (206)
                                      -------        --------              -------              ------             -------
Loss before extraordinary
   item and cumulative effect
   of change in accounting
   principle..................            --             (445)                (297)               --                  (742)


Extraordinary item, net of
   income taxes................                            873                   --                                     873

Cumulative effect on change
   in accounting principle,
   net of income taxes.........                            256                   --                                     256

Equity in earnings of
   subsidiaries...............        $(1,871)                                                  $1,871                 --
                                      -------        --------              -------              ------             -------
Net income (loss).............         (1,871)         (1,574)                (297)              1,871              (1,871)

Other comprehensive loss --
     foreign currency.........                             --                 (126)                                   (126)

Comprehensive income (loss)...        $(1,871)       $ (1,574)             $  (423)             $1,871             $(1,997)
                                      =======        ========              =======              ======             =======

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999
                                 (IN THOUSANDS)


                                                                                 COMBINED
                                                       COMBINED GUARANTOR     NON-GUARANTOR
                                                          SUBSIDIARIES         SUBSIDIARIES       CONSOLIDATED
                                                       ------------------     -------------       ------------
Cash Flows Provided by Operating Activities.......          $  17,420           $   2,208           $  19,628
                                                            ---------           ---------           ---------
Cash Flows Used In Investing Activities:
  Payment of acquisition costs....................               (175)               --                  (175)
  Purchase of property, plant and equipment.......             (6,749)               (941)             (7,690)
  Purchase of contract rights.....................            (12,710)               (661)            (13,371)
                                                            ---------           ---------           ---------
       Net cash used in investing activities......            (19,634)             (1,602)            (21,236)
Cash Flows Provided by Financing Activities:
  Principal payments on long-term debt............            (46,362)               --               (46,362)
  Net borrowings--revolving loans.................              1,750                --                 1,750
  Proceeds from long-term debt....................            100,000                --               100,000
  Payments of financing costs.....................             (6,108)               --                (6,108)
  Principal payments on capital lease obligations.               (140)               --                  (140)
  Increase in bank overdrafts.....................              7,563                 455               8,018
  Increase in investors' notes receivable.........                701                --                   701
  Redemption of Stock.............................            (49,500)               --               (49,500)
                                                            ---------           ---------           ---------
    Net cash provided by financing activities.....              7,904                 455               8,359
Increase (decrease) in cash.......................              5,690               1,061               6,751
Cash and cash equivalents--beginning of period....              8,672                 156               8,828
                                                            ---------           ---------           ---------
Cash and cash equivalents--end of period..........          $  14,362           $   1,217           $  15,579
                                                            =========           =========           =========


9.       SUBSEQUENT EVENTS

         On June 24, 1999, Ogden Entertainment Inc., a subsidiary of Ogden Corporation, referred to as "Ogden", entered into an agreement with Volume Holdings, Blackstone, VSI Management Direct L.P. and Recreational Services, LLC, collectively referred to as the "Sellers", for the option to purchase all of the outstanding common stock of Volume Holdings for $127 million in cash. However, on September 30, 1999, Ogden informed the Sellers of its intention not to exercise the option. In accordance with the agreement, a deposit of $10 million was forfeited by Ogden and will be distributed amongst the Sellers. Additionally, Volume Holdings incurred $249,000 in direct costs in connection with the transaction which are to be reimbursed by the Sellers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE REGISTRANTS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 1998

         NET SALES - Net sales of $147.1 million in the current period increased $47.4 million from the comparable period of 1998. The increase was primarily due to the August 24, 1998 acquisition (the "Acquisition") of Service America, which resulted in the inclusion of $50.0 million in additional net sales for the current period. Excluding the effect of the Acquisition, net sales decreased by $2.6 million primarily due to the closure of three amphitheater accounts and one National Football League ("NFL") venue and lower attendance at one of the Company's Major League Baseball ("MLB") accounts. These declines were partially offset by the opening of three new accounts, including one NFL facility.

         COST OF SALES - Cost of sales of $115.0 million in the current period were $37.8 million higher than the comparable period of 1998 primarily due to the Acquisition. Cost of sales as a percentage of net sales increased from 77.5% in the 1998 period to 78.2% in the current period reflecting the higher variable costs, especially commissions, associated with two service contracts acquired by Service America in the 1999 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses of $13.2 million in the current period were $3.9 million higher than the comparable period of 1998. The increase in these costs was primarily a result of the Acquisition and the higher costs associated with operating the convention center service contracts acquired with Service America.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expenses of $6.7 million in the current period were $1.5 million higher than the comparable period of 1998. The increase was principally due to the Acquisition both in terms of increased amortization arising from the application of purchase accounting as well as the inclusion of two additional months of depreciation on assets used at Service America service contract sites in the 1999 period compared to the comparable period in 1998.

         TRANSACTION FEES AND EXPENSES - $0.3 million in transaction fees and expenses primarily relating to personnel costs and professional fees were incurred in the three months ended September 28, 1999.

         OPERATING PROFIT - Operating profit increased $4.4 million in the current period from the comparable period of 1998, primarily due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 28, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1998

         NET SALES - Net sales of $329.7 million in the current year-to-date increased by $143.0 million from the comparable period in 1998. The increase was due to the Acquisition, which resulted in the inclusion of $141.9 million in additional sales during the 1999 period. Excluding the effect of the Acquisition, net sales increased by $1.1 million. The improvement was primarily due to sales from five accounts (including three new venues: one NFL facility and two facilities which opened in the second half of 1998) partially offset by lower attendance at one of the Company's MLB accounts and the closure of three amphitheaters and one NFL account.

         COST OF SALES - Cost of sales for the 1999 year-to-date were $259.6 million compared to $146.4 million for the comparable period in 1998. The increase was primarily due to the Acquisition. The increase as a percentage of net sales from 78.4% in 1998 to 78.7% reflects the high variable costs associated with two of Service America's new service contracts acquired in the 1999 year-to-date.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased to $33.1 million in the current year-to-date from $18.9 million in the comparable period of 1998 primarily due to the Acquisition. As a percentage of net sales, selling, general, and administrative expenses were 10.1% for both 1999 and 1998 comparable periods. Overhead expense, as one of the elements of selling, general and administrative expenses, declined 1.9% as a percentage of net sales, primarily reflecting the savings achieved due to the elimination of duplicate costs. Offsetting these savings was a 1.9% increase in other elements of selling, general, and administrative expenses primarily due to the increased cost structure associated with operating convention centers, the primary component of Service America's business.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased to $19.9 million for 1999 year-to-date from $11.7 million in the comparable 1998 period. Of the increase, $5.8 million was due to an increase in amortization arising from the application of purchase accounting related to the Acquisition. The remaining $2.4 million increase was primarily due to depreciation as a result of the net assets acquired in the Acquisition and capital expenditures for purchases made through September 28, 1999.

         TRANSACTION FEES AND EXPENSES - The Company incurred $1.6 million in transaction costs in the nine months ended September 28, 1999. These expenses relate to personnel costs, rental costs and professional fees associated with the downsizing of the Stamford, CT office location.

         OPERATING PROFIT - Operating profit increased $6.4 million from $9.2 million in the nine months ended September 29, 1998 to $15.6 million in the comparable period this year. The increase was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 28, 1999, net cash provided by operating activities was $19.6 million compared to net cash used in operating activities of $6.9 million in the nine months ended September 29, 1998. The $12.7 million increase in cash provided by operating activities was primarily due to the sales increase related to the Acquisition which caused an increase of $3.1 million in accrued commissions and royalties and $8.2 million increase in depreciation and amortization.

         For the nine months ended September 28, 1999, net cash used in investing activities was $21.2 million compared to $9.5 million in the nine months ended September 29, 1998. The primary components of net cash used in investing activities for these periods were purchases of property and equipment, and investments in contract rights in connection with acquiring or renewing contracts. The difference in the amounts used in investments in these two periods was primarily due to large capital investments which we made at Tropicana Field MLB Stadium in St. Petersburg, FL, during the 1998 period which was partially offset by a 1999 capital investment made to Pacific Bell Ball Park, the future home of MLB's San Francisco Giants. In addition, we received $10.0 million of proceeds from the sale of assets held for sale after the termination of the Ericsson Stadium contract in the 1998 period. Typically, capital investments are non-recurring items from one year to the next. We also made investments of $16.2 million in the purchase of property and equipment at numerous locations in the 1999 period.

         For the nine months ended September 28, 1999, net cash provided by financing activities was $8.4 million compared to $11.0 million in the nine months ended September 29, 1998. The 1999 figure reflects the issuance of $100.0 million of senior subordinated notes, and the use of proceeds to retire $45.0 million of senior secured debt and $0.5 million of GE Capital debt. It also reflects the redemption of $49.5 million of stock and the payment of related fees of $5.7 million. Excluding the financing, we borrowed $1.8 million under our revolving credit facility in the 1999 period, and increased our bank overdrafts (outstanding checks) by $8.0 million to fund working capital and capital expenditures. This is compared to $7.0 million under our revolving credit facility, the receipt of $3.5 million of cash equity from Blackstone and an increase of our bank overdrafts by $.9 million to fund working capital and capital expenditures which occurred in the 1998 period.

YEAR 2000 ISSUE

         The year 2000 ("Y2K") problem stems from computer programs written in a way that differentiates calendar years by using two rather than four digits. As a result, many information systems may be unable to properly recognize and process date sensitive information beyond December 31, 1999.

         We have been addressing the "Y2K" situation since 1996. In 1996, we replaced our primary information systems with systems that are certified "Y2K" compliant. As of June 29, 1999, we had replaced other peripheral equipment that connects with our primary information system. As a result of these two initiatives, we believe that our primary information system, and all accounting systems at our headquarters location are ready for "Y2K" transactions.

         We have developed a plan outline to assess, remediate and test our secondary information technology systems, such as communication, security, and point of sale systems. We initiated a survey and assessment of secondary information systems and other equipment on May 10, 1999. An independent consultant has been retained to assist us in performing the survey and assessment. As a result of the seasonal nature of our business, we will not provide our services to all of the sites at which we operate in the first quarter of the year 2000. The independent consultant has completed his assessment of those of our sites at which we will be providing our services in the first quarter of the year 2000, which we refer to as our priority sites. We expect testing by the independent consultant, and any remedial work which is consequently required, to be completed at our non-priority sites during the first quarter of the year 2000, prior to the date on which we will operate at these sites. Our secondary information systems will therefore be fully upgraded by the end of the first quarter of the year 2000.

         We have identified eight key vendors and suppliers. We believe that these suppliers are capable of supplying all of the products and supplies, which we require to provide our services at an event. While we have not received warranties or certification from these suppliers, we have reviewed "Year 2000 Statements" from seven of them, and expect to review a statement from the eighth supplier shortly. These Year 2000 Statements set out the status of each supplier's Year 2000 compliance efforts. The Year 2000 Statements which we have reviewed indicate that each supplier is taking action to minimize business disruption from Y2K problems with its internal systems and those of its suppliers, and that each supplier is developing contingency plans to ensure that it can meet its commitments to its customers if its critical information systems are disrupted. Based upon these Year 2000 Statements, we have determined that lack of product availability due to Y2K issues should not be material to our business, and we do not expect Y2K issues to affect our ability to run our business without interruption.

         RISKS. We acquired our primary network, financial accounting, purchasing and payroll processing systems in 1996. The systems were "Y2K" certified at the time we acquired them. Management believes, based on the information currently available to it, that scenarios which could adversely affect us and which could be caused by technology failures relating to "Y2K" include:

                  1. legal risks, over failure to deliver contracted services;

                  2. increased operational costs, due to manual processing, data corruption or disaster recovery; and

                  3.       cancellation of events at venues we serve.

         CONTINGENCY PLANS. We maintain contingency plans for computer failures, power outages, and natural disasters. "Y2K" contingency plans for critical systems are currently being developed and will be integrated with our existing contingency plans where appropriate by December 1999. Y2K contingency plans for secondary information systems are being developed in conjunction with the remediation and testing process, with contingency plans for priority sites scheduled for completion by November 30, 1999. To date, 63% of our priority sites contingency plans have been reviewed.

         COSTS. Based on the current status of projected plans, we believe that the costs associated with modifying our computer and other automated systems, and "Y2K" events caused by our operational systems, would not have a material adverse impact on our operations or financial condition. The aggregate incremental costs associated with Y2K compliance are expected to be less than $100,000. However, we cannot assure you that these estimates will be achieved and actual results could differ materially from those anticipated.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, among other things:

-        our high degree of leverage and significant debt service obligations;

-        our history of net losses;

- the successful integration of Volume Services and Service America and the realization of the cost savings we expect to achieve;

- the level of attendance at events held at the facilities at which we provide our services and the level of spending on the services which we provide at such events;

- the risk of labor stoppages affecting sports teams at whose facilities we provide our services;

- the risk of sports facilities at which we provide services losing their sports team tenants;

-        our ability to retain existing clients or obtain new clients;

- the highly competitive nature of the recreational food service industry;

-        any future changes in management;

-        general risks associated with the food industry;

-        future changes in government regulation; and

-        the potential effect of year 2000 computer issues.

ITEM 3.  REGISTRANTS' QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate volatility with regard to existing issuances of variable rate debt. We use interest rate swaps to reduce interest rate volatility to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions. The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps and caps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                            Expected Maturity Date
                            ----------------------------------------------------                           Fair
                                                                                                           Value
                             1999         2000       2001       2001       2003     Thereafter   Total    9/28/99
                             ----         ----       ----       ----       ----     ----------   -----    -------
Long-term debt:                                                        (In Millions)

  Variable rate..........  $  1.2       $  1.2     $  1.2     $  1.2     $  1.2      $  8.7     $114.7    $114.7

 Average interest rate...     9.3%         9.3%       9.3%       9.3%       9.3%        9.3%

Fixed rate...............  $    0       $    0     $    0     $    0     $    0      $  100     $  100    $  100

Average interest rate....   11.25%       11.25%     11.25%     11.25%     11.25%

Interest Rate Swap:
  Fixed to variable....... $    0       $    0     $   30                                       $   30    $ (0.3)
 Average pay rate.........    5.5%
 Average receive rate.....    5.4%


                                          NOMINAL                                                     FAIR VALUE
                                          AMOUNT      STRIKE RATE    REFERENCE RATE      PERIOD         9/28/99
                                          ------      -----------    --------------      ------       ----------
Purchased interest rate cap.....          $ 10.0         7.5%          3 month           4/15/99 -       $0.00
                                                                        LIBOR            6/16/01

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         27       Financial Data Schedule

(b) Reports on Form 8-K. No Current Report on Form 8-K has been filed by the Company since June 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Volume Services America, Inc.

                             Events Center Catering, Inc.

                             Service America Concessions Corporation

                             Service America Corporation

                             Service America Corporation of Wisconsin

                             Servo-Kansas, Inc.

                             Servomation Duchess, Inc.

                             SVM of Texas, Inc.

                             Volume Services America Holdings, Inc.

                             Volume Services, Inc.

                             Volume Services, Inc.



                             By:
                                  ----------------------------------------------
                                  Name: Kenneth R. Frick
                                  Title: Vice President, Chief Financial Officer
                                         and Treasurer


Date: November __, 1999