Form 10-K405
period 1999-12-31
VOLUME SERVICES AMERICA INC
filed 2000-03-23
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number:  333-79419

                          VOLUME SERVICES AMERICA, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            57-0969174
(State or other jurisdiction of                           (I.R. S. Employer
incorporation or organization)                            Identification No.)


201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA                29306
   (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:  (864) 598-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (X) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrants'   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The  aggregate  market  value  of  the  voting  stock  held  by   non-affiliates
(shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), as of March 21, 2000, was $0.

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at March 21, 2000, was 100.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Volume Services America, Inc. ("Volume Services America"), a Delaware corporation, operates through its subsidiaries as a leading provider of food and beverage concession, high-end catering and merchandise services for sports facilities, convention centers and other entertainment facilities throughout the United States. We currently provide services at 122 client facilities, typically pursuant to long-term contracts that grant us the exclusive right to provide various food and beverage (and, under some contracts, merchandise) products and services within the facility. The breakdown of facilities that we serve by primary client category is as follows: 61 sports facilities, 28 convention centers and 33 other entertainment facilities. At one facility, we also provide full facility management services.

SERVICES AND CLIENT CATEGORIES

         Sports Facilities

     We currently have contracts to provide services, including food and beverage concessions and, in some cases, the selling of merchandise, at 61 such facilities, including stadiums and arenas. At some of these facilities, we also provide high-end catering services for premium seating, luxury suites and in-stadium restaurants. These facilities host sports teams as well as other forms of entertainment, such as concerts and other large civic events. These facilities may also host conventions, trade shows and meetings.

     Concession-style sales of food and beverages represent the majority of our business at sports facilities. High-end catering for premium seating, luxury suites and in-stadium restaurants is responsible for a significantly smaller, but growing, portion of net sales at sports facilities.

     Our contracts with sport facilities are typically for terms ranging from five to twenty years. In general, stadium and, to a lesser extent, arena contracts require a larger up-front or committed future capital investment than contracts for convention centers and other entertainment facilities, and typically have a longer contract term.

     At one arena, we provide full facility management services. These services include licensing the arena (and its suites and premium seats) for events, providing parking operations, security and ushering, maintaining the arena and preparing it for events, distributing tickets, printing programs and selling advertising.

     The following chart lists some of our major contracts within the sports facilities category:

NAME                               LOCATION                SPORTS TEAM TENANT            SEATING CAPACITY (SPORT)
ALLTEL Stadium Florida             Jacksonville, FL        Jacksonville Jaguars          73,000 (NFL)*
HHH Metrodome                      Minneapolis, MN         Minnesota Vikings,            64,000 (NFL) (College Football)
                                                           Minnesota Twins               44,000 (MLB)*
FedEx Field                        Landover, MD            Washington Redskins           80,000 (NFL)
Palace of Auburn Hills             Auburn Hills, MI        Detroit Pistons               21,000 (NBA)*
Qualcomm Stadium                   San Diego, CA           San Diego Chargers,           71,400 (NFL)
                                                           San Diego Padres              60,750 (MLB)
RCA Dome                           Indianapolis, IN        Indianapolis Colts            60,000 (NFL)
Rose Bowl                          Pasadena, CA            N/A                           102,000 (College Football)
3Com Park                          San Francisco, CA       San Francisco 49ers,          68,000 (NFL)
                                                           San Francisco Giants          52,200 (MLB)
Tropicana Field                    St. Petersburg, FL      Tampa Bay Devil Rays          48,500 (MLB)
Truman Sports Complex`             Kansas City, MO         Kansas City Chiefs            79,000 (NFL)
                                                           Kansas City Royals            40,600 (MLB)
Yankee Stadium                     New York, NY            New York Yankees              55,000 (MLB)

* "NFL" means National Football League, "MLB" means Major League Baseball and "NBA" means "National Basketball Association".

     Convention Centers

     We currently have contracts to provide services, including banquet catering and food court operations, to 28 convention centers, two of which are located in Canada. Convention centers typically host conventions, industrial and trade shows, company meetings, banquets, receptions and consumer exhibitions, such as auto, boat or computer shows.

     The services that we provide at convention centers typically include catering services, including planning, preparing and serving banquets, providing food court operations, assisting in planning events, and marketing clients' facilities.

     Our contracts with convention centers are typically for terms ranging from two to five years. In general, convention center contracts are for a shorter contract term than contracts for sports facilities, but typically require less up-front or committed future capital investment. The following chart lists some of our major contracts within the convention center category:

                                                                                                   Size
Name                                        Location                                        (approx. sq. ft)1

American Royal Center                       Kansas City, MO                                      372,000
Cobb Galleria Center                        Atlanta, GA                                          133,000
Colorado Convention Center                  Denver, CO                                           300,000
Cow Palace                                  San Francisco, CA                                    300,000
Indiana Convention Center                   Indianapolis, IN                                     400,500
Jacob K. Javits Center                      New York, NY                                         900,000
Kentucky Fair & Expo Center                 Louisville, KY                                     1,068,000
Miami Beach Convention Center               Miami Beach, FL                                      503,000
National Trade Center                       Toronto, ON Canada                                 1,000,000
San Diego Convention Center                 San Diego, CA                                        349,000
Washington, DC Convention Center            Washington, DC                                       381,000
------------------

1 Sources:   Tradeshow Week Exhibit Hall Directory (1999) and IAAM Member and Service Directory
             2000 Guide

     Other Entertainment Facilities

     We have contracts to provide a wide range of services to 33 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, state parks, skiing facilities, theme parks and zoos.

     While the services that we provide can vary widely depending on the type of facility concerned, we primarily provide concession services at theme parks, zoos and music amphitheaters, high-end concession services at music amphitheaters, and in-facility restaurants, concession services, food court operations and high-end catering services at horse racing tracks.

     The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities varies from facility to facility.

     The following chart lists examples of our contracts within the other entertainment facilities category:


Name                                             Location                         Venue Type

Alpine Valley Amphitheater                       Walworth, WI                     Music Amphitheater
Belmont, Saratoga and Aqueduct Tracks            New York                         Horse Racing Tracks
Chicago Auditorium Theater                       Chicago, IL                      Theater
Glen Helen Pavilion                              San Bernardino, CA               Music Amphitheater
Irvine Meadows                                   Laguna Hills, CA                 Music Amphitheater
Lake Perris State Park                           Perris, CA                       Marina Operation
Lake Placid Ski Resort                           Lake Placid, NY                  Ski Resort
Los Angeles Zoo                                  Los Angeles, CA                  Zoo
Pine Knob Amphitheater                           Pontiac, MI                      Music Amphitheater
Sea Life Park                                    Oahu, HI                         Theme Park

     Significant Clients. One of our clients, Yankee Stadium, accounted for 11.1% of our revenues in 1999.

CONTRACTS

     We typically enter into one of three types of contract with our clients:

o    Profit and Loss Contracts;

o    Profit Sharing Contracts; and

o    Management Fee Contracts.

     Each of our contracts falls into these three categories. However, any particular contract may contain elements of any of the other types as well as other features specific to that contract.

     In general, our contract categories differ in the amount of risk that we bear and potential reward (profits or fees) we can receive. For example, in our Profit and Loss Contracts, we generally retain most profits and are responsible for most losses; this offers the highest potential upside and downside of our contracts. In our Profit Sharing Contracts, we generally receive a share of profits, and sometimes a fee, and receive no payments if there are losses. In our Management Fee Contracts, we generally earn a fee (but no profits) and are not responsible for losses; both our upside and downside potential are low.

     Profit and Loss Contracts. Under Profit and Loss Contracts, we receive all of the revenues and bear all of the expenses of the provision of our services at a facility. These expenses include commissions paid to the client. Some of our Profit and Loss Contracts contain minimum guaranteed commissions or equivalent payments to the client in connection with our right to provide services within the particular facility, regardless of the level of sales at the facility or whether a profit is being generated at the facility. As of December 28, 1999, we served 99 facilities under Profit and Loss Contracts.

     Profit Sharing Contracts. Under Profit Sharing Contracts, also commonly referred to in the industry as incentive bonus contracts, we receive a percentage of any profits earned from the provision of our services at a facility after deducting expenses. These expenses include commissions payable to the client. In addition, under some Profit Sharing Contracts, we receive a fixed fee prior to the determination of profits under the contract. Under Profit Sharing Contracts, we generally do not bear responsibility for any losses incurred in connection with the provision of our services as we are reimbursed for our on-site expenses. However, if a loss is incurred, we typically will receive no payments under the contract other than reimbursement of our expenses and our fixed fee, if any. As of December 28, 1999, we served 15 facilities under Profit Sharing Contracts.

     Management Fee Contracts. Under Management Fee Contracts, we receive a management fee, typically calculated as a fixed dollar amount and/or a fixed or variable percentage of various categories of sales. In addition, some Management Fee Contracts entitle us to incentive fees based upon our performance under the contract, as measured by factors such as revenues or operating costs. We are reimbursed for all of our on-site expenses under these contracts. As of December 28, 1999, we served 8 facilities under Management Fee Contracts.

     Under one of our Management Fee Contracts, we provide full facility management services in addition to food and concession services. For these services, we receive a base fee and an incentive fee. We have also agreed to lend the facility owner any amount by which the facility's net revenues fall below specified benchmarks.

     Substantially all of our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within the particular facility without the client's consent.

     When we enter into new contracts, or extend or renew existing contracts (particularly for sports facilities), we are often required to make some form of up-front or committed future capital investment to help finance facility construction or renovation. This expenditure typically takes the form of investment in leasehold improvements, food service equipment and/or grants to owners or operators of facilities. At the end of the contract term, all capital investments that we have made typically remain the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital investments if the contract is terminated early (other than due to our default).

     Commission and management fee rates vary significantly among contracts based primarily upon the amount of capital that we invest, the type of facility involved, the term of the contract and the services we provide.

     In general, within each client category, the level of capital investment and commission are related, such that the greater the capital investment that we make, the lower the commission we pay to the client. Our Profit Sharing
Contracts generally provide that we are reimbursed each year for the amortization of our capital investments prior to determining the profits under the contract.

     The length of contracts that we enter into with clients varies. Contracts in connection with sports facilities generally require the highest capital investments but have correspondingly longer terms, typically of five to twenty years. Convention center contracts generally require lower capital investments and have average terms of two to five years. While our contracts are generally terminable only in limited circumstances, some of our contracts give the client the right to terminate the contract with or without cause on little or no notice.


COMPETITION

     The recreational food service industry is highly fragmented and competitive, with several national food service providers as well as a large number of smaller independent businesses serving discrete local and regional markets and/or competing in distinct areas. Those companies that lack a full-service capability, because, for example, they cannot cater for luxury suites at stadiums and arenas, often bid for contracts in conjunction with one of the other national food service companies that can offer such services.

     We  compete  for  contracts  against a variety of food  service  providers.
However, our major competitors are other national food service providers, including ARAMARK, Delaware North Corporation, Ogden Corporation, Fine Host Corporation and Levy Restaurants. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region. Existing or potential clients may also elect to "self operate" their food services, eliminating the opportunity for us to compete for the account.

     Contracts are generally gained and renewed through a competitive bidding process. We selectively bid on contracts to provide services at both privately owned and publicly controlled facilities. The privately negotiated transactions are generally competitive in nature, with several other large national competitors submitting proposals. Contracts for publicly controlled facilities are generally awarded pursuant to a request-for-proposal process. Successful bidding on contracts for such publicly controlled facilities often requires a long-term effort focused on building relationships in the community in which the venue is located. We compete primarily on the following factors:

o        the ability to make capital investments;

o        profit and loss, profit sharing or management fee structure;

o        service innovation;

o        quality and breadth of products and services; and

o        reputation within the industry.

     Based on the  number of  facilities  that we serve,  we have a  substantial market position. Management believes that our position in the market is a competitive strength because it increases the likelihood that we will be invited to bid for new contracts to supply food and beverage services to recreational facilities. Another competitive strength is our ability to make significant capital investments in clients' facilities, which has become an important competitive factor in the bidding process for contracts to serve some facilities, particularly sports facilities.

     However, some of our competitors may be prepared to accept less favorable financial returns than we are when bidding for contracts. A number of our competitors also have substantially greater financial and other resources than us. Furthermore, we have more indebtedness than some of our competitors, which could place us at a competitive disadvantage.

PURCHASING

     We have a national distribution contract with SYSCO to cover our operations. We also have a number of national purchasing programs with major product suppliers that enable our general managers to receive discounted pricing on certain items. The purchase of other items, the most significant of which are alcoholic beverages that must, by law, be purchased in-state, is handled on a local basis.

     We generally purchase any equipment that we require directly from the manufacturer. We typically obtain several bids when filling our food service equipment requirements.

EMPLOYEES

     As of December 28, 1999, we had approximately 1,600 full-time employees. During calendar 1999, approximately 29,800 employees were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly due to the seasonal nature of the business.

     As of December 28, 1999, approximately 40% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events. At some locations, local charitable groups raise funds by working at our concessions operations in exchange for a percentage of gross revenues.

SEASONALITY

     Our net sales and operating results have varied, and are expected to continue to vary, from quarter to quarter as a result of factors which include:

o        seasonal patterns within the industry;

o        the unpredictability in the number, timing and type of new contracts;

o        the timing of contract expirations and special events; and

o        the level of attendance at facilities that we serve.

     Business at the principal types of facilities that we serve is seasonal in nature. MLB and minor league baseball sales are concentrated in the second and third quarters, the majority of NFL activity occurs in the third and fourth quarters and convention centers and arenas generally host fewer events during the summer months. Consequently, our results of operations for the first quarter are typically substantially lower than in other quarters and our results of operations for the third quarter are typically higher than in other quarters. Results of operations for any particular quarter may not be indicative of results of operations in the future.


INTELLECTUAL PROPERTY

     We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. We do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.

GOVERNMENT REGULATION

     Our operations are subject to various governmental regulations, such as those governing:

o        the service of food and alcoholic beverages;

o        minimum wage regulations;

o        employment;

o        environmental protection; and

o        human health and safety.

     In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. The cost of regulatory compliance is subject to additions to or changes in federal or state legislation, or changes in regulatory implementation. If we fail to comply with applicable laws, we could be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

     The United States Food and Drug Administration (the "FDA") regulates and inspects our kitchens. Every commercial kitchen in the United States must meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food and the cleanliness of the kitchen and the hygiene of its personnel. We are also subject to various state, local and federal laws regarding the disposition of property and leftover foodstuffs. The cost of compliance with FDA regulations is subject to additions to or changes in FDA regulations.

     We serve alcoholic beverages at many facilities, and are subject to the "dram-shop" statutes of the states in which we serve alcoholic beverages. "Dram-shop" statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of law. In most states, if one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron. We sponsor regular training programs in cooperation with state authorities to minimize the likelihood of serving alcoholic beverages to intoxicated or minor patrons, and we maintain general liability insurance that includes liquor liability coverage.

     We are also subject to licensing with respect to the sale of alcoholic beverages in the states in which we serve alcoholic beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits would interrupt or terminate our ability to serve alcoholic beverages at those locations. A few of our contracts require us to pay liquidated damages during any period in which our liquor license for the relevant facility is suspended and most contracts are subject to termination in the event that we lose our liquor license for the relevant facility.

GENERAL INFORMATION

     Volume Services America was formed on December 31, 1992. Its principal offices are at 201 East Broad Street, Spartanburg, SC 29306, and its telephone number is (864) 598-8600. Volume Services America is the wholly-owned subsidiary of Volume Services America Holdings, Inc. ("Volume Holdings"), a Delaware corporation. Volume Holdings' subsidiaries include Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"), each a Delaware corporation.

     We have no operations or assets in any foreign country other than Canada. During 1999, our Canadian revenues and Canadian assets were less than 5% of our total revenues and assets, respectively.

ITEM 2.  PROPERTIES.

     We lease our corporate headquarters of approximately 19,300 square feet in Spartanburg, South Carolina, the headquarters of Service America in Stamford, Connecticut of approximately 12,600 square feet, and a regional office in Fords, New Jersey. We are currently trying to sublease much of the office space in Stamford.

     We currently provide our services at 122 client facilities, all of which are owned or leased by our clients. Our contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as provide food and beverage services.

ITEM 3.  LEGAL PROCEEDINGS.

     On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington Enterprises LLC (collectively, "Silver"). Service America alleged fraud, misrepresentation, negligent misrepresentation, breach of contract and breach of the covenant of good faith and fair dealing in connection with Service America's Exclusive Catering Services Agreement with Silver dated November 21, 1997, and sought damages in excess of $1 million. Silver subsequently filed counterclaims that alleged breach of contract, sought an accounting and asserted that Service America had commenced the proceeding and acted in bad faith. Silver claims damages for injury to its business in an amount in excess of $11 million. In light of our meritorious defenses, we do not believe that Silver's claims are well-founded in fact or law. We are vigorously pursuing our claim and defending against the counterclaims. The evidentiary proceeding has closed, the parties have made their final arguments in the arbitration and we are awaiting the arbitrator's decision.

     In addition, we are from time to time involved in various legal proceedings incidental to the conduct of our business.

     In the opinion of management, any liability arising out of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of our 1999 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Each registrant, other than Volume Holdings, is a direct or indirect wholly-owned subsidiary of Volume Holdings. There is no established public trading market for the equity securities of Volume Holdings. As of March 23, 2000, the latest practicable date, there were four holders of Volume Holdings' common stock. In connection with the offering of Volume Service America's senior notes in 1999, Volume Service America paid a dividend to Holdings in the amount of $50.0 million. Holdings used the dividend to repay a $500,000 note to General Electric Capital Corporation ("GE Capital") and to repurchase 194 shares of its stock from its shareholders. During our 1999 fiscal year, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data is that of Volume Holdings, Volume Services America's parent company. Volume Holdings is a guarantor of the senior notes issued by Volume Services America in 1999 and has no substantial operations or assets other than its investment in Volume Services America. As a result, the consolidated financial condition and results of operations of Volume Holdings are substantially the same as those of Volume Services America. This table contains selected financial data and is qualified by the more detailed consolidated financial statements, including notes to the financial statements, of Volume Holdings. The selected financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.


                                                Volume Services America Holdings, Inc.
                                                         (Dollars in millions)

Statement of Operations Data                      1995          1996          1997           1998          1999
                                                  ----          ----          ----           ----          ----

Net sales................................    $    164.7     $    190.4    $    196.0    $    283.4     $    431.5
Depreciation and amortization............          11.8           12.6          12.9          18.2           26.8
Operating income (loss)(a)...............          (0.3)           2.9           4.8           8.7           16.5
Interest expense.........................           0.5            7.3           7.9          11.3           23.0
Loss before income taxes,
    extraordinary item and cumulative
    effect of change in accounting
    principle............................          (1.0)          (3.9)         (2.8)         (2.2)          (6.1)
Income tax provision (benefit)...........          --             --             0.3           1.5           (1.5)
Net loss(b)  ............................          (1.0)          (3.9)         (3.1)         (5.2)          (5.6)

Balance Sheet Data
Total assets.............................         120.1          117.3         137.8         269.5          278.6
Total debt(c)............................          70.0           69.7          79.0         161.3          224.0
Total stockholders' equity (deficiency)..          26.6           21.9          25.1          52.2           (2.4)

Other Data
EBITDA(d)................................          12.4           16.3          20.8          32.1           47.1
Ratio of earnings to fixed charges(e)....          --             --            --            --             --

----------

(a) Operating income (loss) includes a non-cash charge of $2.5, $1.4 and $1.4 in fiscal years 1997, 1998 and 1999, respectively, related to contract termination costs (in fiscal 1997 and 1998) and the writedown of long-lived assets identified as impaired and a contract loss provision (in fiscal
     1999). Operating income (loss) for fiscal years 1995, 1996, 1997, 1998 and 1999 includes management fees paid to equity owners of $1.1, $0.3, $0.3, $0.3 and $0.4, respectively. Additionally, operating income (loss) includes $0.9 of trademark fees charged by our former owners for fiscal 1995.
(b) Net income (loss) for Volume Holdings includes an extraordinary loss (net of income taxes) of $1.5 and $0.9 for the non-cash write-off of deferred financing costs in fiscal years 1998 and 1999, respectively. Additionally, net income (loss) for fiscal 1999 includes a charge of $0.3 for the effect of a change in accounting principle (net of income taxes).
(c)  Includes the current portion of long-term debt.
(d) EBITDA is defined as net income (loss) before interest expense, income tax expense, depreciation and amortization, and:

     o for fiscal year 1997, a $2.5 non-cash charge related to contract termination costs;
     o for fiscal year 1998, $3.1 of non-recurring severance expenses associated with Volume Services' employees and other Service America expenses incurred in connection with the acquisition of Service
          America, $1.4 of non-cash charges related to contract termination costs for Volume Holdings, and a $1.5 extraordinary loss on debt extinguishment, net of taxes.
     o for fiscal year 1999, $1.5 of non-recurring expenses related to downsizing the Service America corporate office in connection with the acquisition of Service America, $1.4 of non-cash charges related to the writedown of impaired assets for certain contracts and a contract loss provision, a $0.9 extraordinary loss on debt extinguishment, net of taxes, and $0.3 for the cumulative effect of a change in accounting principle, net of taxes.
     o    for fiscal 1995, 1996, 1997, 1998 and 1999, $1.1, $0.3, $0.3, $0.3 and
          $0.4, respectively, for management fees paid to equity owners.

(e) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $1.0, $3.9, $2.8, $2.2 and $6.1 for fiscal years 1995, 1996, 1997, 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales. Net sales increased 52.2% or $148.1 million from $283.4 million in fiscal 1998 to $431.5 million in fiscal 1999. The increase was primarily due to the August 24, 1998 acquisition of Service America (the "Acquisition") which resulted in the inclusion of $186.8 million in net sales for fiscal 1999 as compared to $75.5 million in fiscal 1998. Excluding the effect of the Acquisition, net sales increased by $36.7 million as a result of the addition of eight new contracts, including two NFL facilities, Adelphia Coliseum, home of the Tennessee Titans, and the Louisiana Superdome and Arena; one MLB venue, Safeco Field, home of the Seattle Mariners; and two minor league baseball stadiums, which together generated $41.3 million in net sales. The improvement was partially offset by the loss of net sales associated with the closure of several accounts, including one NFL facility, the Trans World Dome.

     Cost of sales. Cost of sales of $342.5 million in fiscal 1999 increased $120.0 million from fiscal 1998 primarily due to the Acquisition and to the overall increase in net sales. Cost of sales as a percentage of net sales increased from 78.5% in fiscal 1998 to 79.4% in fiscal 1999 primarily reflecting the higher variable costs, especially commissions, associated with two service contracts acquired by Service America.

     Selling, general and administrative. Selling, general and administrative expenses increased $13.2 million from $29.5 million in fiscal 1998 to $42.7 million in fiscal 1999, primarily due to the Acquisition. As a percentage of net sales, selling, general and administrative expenses declined from 10.4% in fiscal 1998 to 9.9% in fiscal 1999. Overhead expense, one of the elements of selling, general and administrative expenses, declined substantially due to the savings achieved through the elimination of duplicate costs. Offsetting these savings was an increase in other elements of selling, general and administrative expenses primarily due to the increased cost structure associated with operating convention centers, the primary component of Service America's business.

     Depreciation and amortization. Depreciation and amortization increased 47.4% from $18.2 million in fiscal 1998 to $26.8 million in fiscal 1999. Of the $8.6 million increase, $4.8 million was due to an increase in amortization arising from the application of purchase accounting related to the Acquisition. The remaining $3.8 million increase was primarily due to depreciation as a result of the assets acquired in the Acquisition and fiscal 1999 capital expenditures of $26.3 million.

     Transaction related expenses. We incurred $1.5 million in transaction related expenses in fiscal 1999 as compared to $3.1 million in fiscal 1998. These expenses relate to personnel costs, rental costs and professional fees associated with the downsizing of the Stamford, Connecticut office in connection with the Acquisition.

     Contract related losses. We incurred non-cash contract related losses of $1.4 million in both fiscal 1999 and fiscal 1998. The $1.4 million recognized in fiscal 1999 resulted primarily from our determination that certain contracts that we intend to continue operating are impaired, in that the future undiscounted cash flows of these contracts is estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with the contracts. As a result, we have written down the carrying value of these contracts to our estimate of fair value based on the present value of the discounted future cash flows. The $1.4 million in fiscal 1998 relates to the write-off of assets relating to three terminated concession contracts.

     Operating income. Operating income increased $7.8 million from $8.7 million in 1998 to $16.5 million in fiscal 1999. The increase was primarily due to the factors discussed above.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales. Net sales increased 44.6% from $196.0 million in fiscal 1997 to $283.4 million in fiscal 1998. The increase was primarily due to the to the Acquisition which resulted in the inclusion of $75.5 million in revenues for the period from August 25, 1998 to the end of the fiscal year. In addition, net sales at MLB venues serviced by us increased by $11.6 million as a result of post-season playoff games and a 20.7% increase in average attendance at one client facility.

     Cost of sales. Cost of sales increased 41.7% from $157.0 million in fiscal 1997 to $222.5 million in fiscal 1998, primarily as a result of the Acquisition. As a percentage of net sales, cost of sales declined from 80.1% in fiscal 1997 to 78.5% in fiscal 1998 principally due to the inclusion of Service America whose cost of sales was 76.7% for the eighteen weeks ended December 29, 1998, compared to Volume Holdings' percentage of 79.0% excluding Service America. Other factors contributing to the decrease in cost of sales percentage are directly related to the net sales increase at Volume Holdings' MLB facilities. The increased attendance at MLB regular season and playoff games is incrementally more profitable due to the ability of the employment base to service more customers without a corresponding increase in labor costs. In addition, Volume Holdings secured a new service contract in 1998 that had a lower commission rate than the average of its other contracts contributing to the reduction in cost of sales as a percentage of net sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 56.1% from $18.9 million in fiscal 1997 to $29.5 million in fiscal 1998, primarily as a result of the Acquisition. The percentage of selling, general and administrative expenses as a percentage of net sales increased from 9.6% in fiscal 1997 to 10.4% in fiscal 1998. The increase as a percentage of net sales is due to the Acquisition, with such expenses representing 13.4% of its net sales.

     Depreciation and amortization. Depreciation and amortization increased 41.1% from $12.9 million in fiscal 1997 to $18.2 million in fiscal 1998. The dollar increase was due to:

o Service America's depreciation and amortization from August 24, 1998 to the end of the fiscal year of $2.4 million;

o amortization of trademark fees, step-up value of location contracts and costs in excess of fair value of net assets acquired of $2.6 million resulting from the application of the purchase method of accounting for the Acquisition; and

o amortization of capital investments made in connection with six new contracts of $1.3 million.

     Transaction related expenses. Transaction related expenses of $3.1 million in fiscal 1998 primarily include non-recurring severance expense and non-recurring expenses principally for Volume Services in connection with the Acquisition.

     Contract related losses. We incurred non-cash contract related losses of $1.4 million in fiscal 1998 as compared to $2.5 million in fiscal 1997. The $1.4 million in fiscal 1998 relates to the write-off of assets relating to three terminated concession contracts. The $2.5 million in fiscal 1997 relates to the closure and subsequent write-off of assets in connection with our contract with Ericsson Stadium.

     Operating income. Operating income increased 81.2% from $4.8 million, or 2.4% of net sales, in fiscal 1997 to $8.7 million, or 3.1% of net sales, in fiscal 1998. The increase was primarily due to the factors as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 1999, net cash provided by operating activities was $16.1 million compared to $2.5 million provided by operating activities for fiscal 1998. The $13.6 million increase in cash provided by operating activities was primarily due to increased operating activity, mainly as the result of the Acquisition and higher overall sales due to the addition of new NFL and MLB venues and a $3.9 million net increase in working capital.

     For fiscal 1999, net cash used in investing activities was $25.4 million compared to $5.3 million in fiscal 1998. The primary components of net cash used in investing activities were the purchase of property and equipment and investment in contract rights in connection with acquiring or renewing contracts. In fiscal 1999, Volume Holdings made $14.6 million in investments in acquiring new contract rights for Pacific Bell Park, Louisiana Superdome and Arena and Adelphia Stadium and $1.3 million in contract renewals as compared to $6.2 million in fiscal 1998. Investments made in the purchase of property and equipment were $10.4 million in fiscal 1999 as compared to $12.6 million in fiscal year 1998. These investments were partially offset by proceeds from the sale of property and equipment which were $.9 million and $15.9 million in fiscal years 1999 and 1998, respectively. Of the $15.9 million in proceeds for fiscal 1998, $12.6 million was due to the termination of the Ericsson Stadium contract.

     For fiscal 1999, net cash provided by financing activities was $12.8 million compared to $6.3 million in fiscal 1998. The 1999 figure reflects the issuance of $100.0 million of senior subordinated notes, and the use of proceeds to retire $45.0 million of senior secured debt and $0.5 million of debt to GE Capital, redeem $49.5 million of stock, and pay related fees of $6.2 million. Excluding this financing, $9.5 million was borrowed under the revolving credit facility to fund working capital and capital expenditures and bank overdrafts increased $7.4 million. This is compared to $6.9 million in borrowings under the revolving credit facility, a $1.8 million decline in bank overdrafts and the receipt of $3.5 million of cash equity from two Blackstone partnerships (BCP Volume, L.P. and BCP Offshore Volume L.P.) in fiscal 1998.

     For fiscal 1998, net cash provided by operating activities was $2.5 million compared to $15.3 million provided by operating activities for fiscal 1997. The $12.9 million decrease in cash provided by operating activities was primarily due to an increase of $2.1 million in net loss and a net increase in working capital of $10.1 million, primarily as a result of the acquisition of Service America. This was partially offset by a $5.3 million increase in depreciation and amortization and a $1.5 million extraordinary loss.

     For fiscal 1998, net cash used in investing activities was $5.3 million compared to $31.0 million for fiscal 1997. The primary components of net cash used in investing activities for these periods were purchases of property and equipment and investments in contract rights in connection with acquiring or renewing contracts. Volume Holdings used $12.6 million and $26.0 million in the purchase of property and equipment and $6.2 million and $11.6 million for investment in contract rights, for fiscal 1998 and fiscal 1997, respectively. The difference in the amount of net cash used in investing activities in these two periods was primarily due to the large capital investments which were made in FedEx Field (formerly Jack Kent Cooke Stadium), Tropicana Field and Pacific Bell Park in fiscal 1997. In addition, in fiscal 1998, we received $12.6 million in proceeds from assets held for sale after the termination of the Ericsson Stadium contract.

     For fiscal 1998, net cash provided by financing activities was $6.3 million compared to $15.9 million in fiscal 1997. The $9.6 million decrease in cash provided by financing activities was primarily due to decreased borrowings under our revolving credit facilities and lower capital investments made to retain contracts or to acquire new contracts. This decrease was partially offset by additional borrowings net of debt repayments and payment of financing costs.

     Our liquidity is generated from cash flows from operations as described above and from revolving credit borrowings available through our credit facility. In December 1998, we entered into this credit facility with Chase Manhattan Bank, Goldman Sachs Credit Partners and other lenders to refinance the pre-Acquisition debt of Volume Services and Service America. At closing of the facility, we borrowed $160.0 million in term loans to refinance that debt, and we repaid $45.0 million of these term loans from the proceeds of our senior notes issuance in 1999. The credit facility also includes a $75.0 million revolving credit facility.

     We use the money we borrow under the revolving credit facility to fund our working capital needs and for the capital investments we make in connection with our contracts. Revolving credit borrowings may be made at prime rate or at a LIBO rate (available for various interest periods) plus, in each case, the applicable margin. All borrowings under the credit facility are secured by substantially all the assets of Volume Holdings and most of its subsidiaries, including Volume Services and Service America.

     At December 28, 1999, $53.3 million of the revolving credit facility was available to be borrowed under our credit facility. At that date, there were $9.5 million in outstanding borrowings and $12.2 million of outstanding, undrawn letters of credit reducing availability.


FUTURE LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We are currently committed under client contracts to fund capital investments of approximately $6.3 million and $0.6 million in 2000 and 2001, respectively.

     We anticipate total capital investments of $15.0 million in fiscal 2000. In addition, we are currently in negotiations for two potential new contacts. If we enter into these contracts, we will be required to fund additional capital investments of approximately $5.7 million in fiscal 2001 and $8.0 million in fiscal 2002.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. For us, this new standard will become effective for our fiscal 2001 financial statements. We have not yet completed our analysis of the effects of this new standard on our results of operations or financial position. The new statement may not be applied retroactively.

YEAR 2000

     Volume Services has experienced no business or service disruptions from Year 2000 related issues as of mid-March 2000. However, there is no guarantee that there will not be any Year 2000 issues in the future. We have budgeted $5,000 for Year 2000-related contractor support in the event that Tear 2000 issues arise during 2000.


FORWARD LOOKING AND CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Form 10-K may constitute "forward looking
statements" within the meaning of the Private  Securities   Reform Act
of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, among other things:

o    our high degree of leverage and significant debt service obligations;

o    our history of net losses;

o the level of attendance at events held at the facilities at which we provide our services and the level of spending on the services that we provide at such events;

o the risk of labor stoppages affecting sports teams at whose facilities we provide our services;

o the risk of sports facilities at which we provide services losing their sports team tenants;

o    our ability to retain existing clients or obtain new clients;

o    the highly competitive nature of the recreational food service industry;

o    any future changes in management;

o    general risks associated with the food industry; and

o    future changes in government regulation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                                           December 28, 1999
                                                                                                             Fair
                                                                                                            Value
                                  2000      2001      2002      2003      2004    Thereafter     Total     12/28/99


Long-term debt:                                            (In Millions)

    Variable rate:........      $  1.2    $   1.2   $  1.2    $  1.2    $  10.7   $   108.1    $ 123.4    $ 123.4

    Average interest rate:        10.0%      10.7%    10.8%     10.9%      10.9%       10.9%

    Fixed rate:...........      $   0     $    0     $   0     $   0     $   0     $  100.0   $  100.0    $  98.5

    Average interest rate:        11.25%     11.25%   11.25%    11.25%    11.25%



                                                                                                                 Fair
                                      Notional          Strike           Reference                              Value
                                       Amount            Rate               Rate             Period            12/28/99
                                       ------          --------         -----------        ----------         ----------


Purchased interest rate cap             10.0             7.5%             3 month           4/15/99 -           $0.00
                                                                           LIBOR             6/16/01

                                                                       Fair Value
                                        2000             2001           12/28/99


Interest rate swap

  Fixed to variable                     $0.0             $30.0           $(0.5)

  Average pay rate                      5.9%

  Floor receive rate                    5.4%



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See index to financial statements at page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table provides information about each of our directors and executive officers.

NAME                                   AGE    POSITION

                                              Chief Executive Officer and
John T. Dee.....................       61      Chairman of the Board of Directors
Kenneth R. Frick................       44     Vice President and Chief Financial Officer
Janet L. Steinmayer.............       44     Vice President, General Counsel and Secretary
Howard A. Lipson................       36     Director
David Blitzer ..................       30     Director
Peter Wallace...................       25     Director

     John T. Dee, Chief Executive Officer and Chairman of the Board of Directors. Mr. Dee has served as Chief Executive Officer and Chairman of the Board of Directors of Volume Services America since August 1998. Mr. Dee has served as President, Chief Executive Officer and a director of Service America since January 1993 and as a consultant to Service America from November 1992 to January 1993. He has been Chairman of the Board of Directors of Service America since January 1997. From 1989 to 1992, Mr. Dee was President of Top Food Services, Inc., a company engaged in the food service business. From 1980 to 1989, he was Group President at ARAMARK (a food service company) with responsibility for ARAMARK's recreational food service and public restaurant operations. From 1979 to 1980, he held senior positions, including President, at Sportservice Corporation (a food service company), and was responsible for concessions and merchandise operations at airports, theaters, stadiums, arenas and racetracks. From 1968 to 1979, he held various positions at ARAMARK, including Vice President-Sales and President of the Leisure Services Group, a division of ARAMARK engaged in the recreational food service industry.

     Kenneth R. Frick, Vice President and Chief Financial Officer. Mr. Frick has served as Chief Financial Officer of Volume Services America since August 1998 and as Chief Financial Officer of Volume Services since 1995. Mr. Frick has 18 years of experience in the recreational food service industry, 14 of them with Volume Services. Prior to becoming Chief Financial Officer of Volume Services in 1995, Mr. Frick was the Controller for Volume Services, and for seven years was Assistant Controller and Southeast Regional Controller of Volume Services. Mr. Frick is a certified public accountant.

     Janet L. Steinmayer, Vice President, General Counsel and Secretary. Ms. Steinmayer has been Vice President, General Counsel and Secretary of Volume Services America since August 1998. Ms. Steinmayer has been Corporate Vice President, General Counsel and Secretary of Service America since November 1993. From 1992 to 1993, she was Senior Vice President-External Affairs and General Counsel of Trans World Airlines, Inc. ("TWA"). From 1990 to 1991, she served as Vice President-Law, Deputy General Counsel and Corporate Secretary at TWA. Ms. Steinmayer was a partner at the Connecticut law firm of Levett, Rockwood & Sanders, P.C. from 1988 to 1990.

     Howard A. Lipson, Director. Mr. Lipson is Senior Managing Director of The Blackstone Group L.P., referred to in this Annual Report on Form 10-K as the "Blackstone Group", which he joined in 1988. He has been a director of Volume Services America since 1995. Prior to joining the Blackstone Group, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Board of Directors of Allied Waste Industries, Inc., AMF Group Inc., Ritvik Holdings Inc., Prime Succession Inc. and Roses, Inc. and is a member of the Advisory Committee of Graham Packaging Company.

     David Blitzer, Director. Mr. Blitzer is a Senior Managing Director of the Blackstone Group, which he joined in 1991. He has been a director of Volume Services America since 1995. Mr. Blitzer is also a director of Haynes International, Inc., Republic Engineered Steels, Inc., Bar Technologies, Inc. and The Imperial Home Decor Group Inc.

     Peter  Wallace,   Director.  Mr.  Wallace  has  been  associated  with  the
Blackstone Group since 1997. He has been a director of Volume Services America since October 1999.

     The discussion of the amended stockholders' agreement in "Certain Relationships and Related Transactions - Amended Stockholders' Agreement" below (with respect to the rights of management and various Blackstone entities to appoint directors) and the discussion of the employment agreements in "Executive Compensation" below, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The table below provides information concerning the total compensation of the Chief Executive Officer and all other executive officers of Volume Services America based on 1999 salary and bonuses. These officers are referred to together as the "Named Executives".

                                                  ANNUAL COMPENSATION
                                                  -------------------
                                           YEAR           SALARY  BONUS(1)        OTHER ANNUAL           ALL OTHER
                                           ----           ------  --------      COMPENSATION(2)       COMPENATION (3)
                                                                                ---------------       ---------------


John T. Dee
Chief Executive Officer and Chairman of
the Board of Directors                     1999         $467,354    $137,895             --                $7,497
                                           1998          483,716          --             --                    --
Kenneth R. Frick
Vice President and Chief Financial
Officer                                    1999          194,808      40,000             --                 2,852
                                           1998          153,175      20,535             --                 4,584
Janet L. Steinmayer
Vice President, General Counsel and
Secretary                                  1999          256,876      59,737             --                   199
                                           1998          291,900     150,000          18,300                   --
------------------

(1) Bonuses are made pursuant to Volume Service America's bonus plan for general managers and senior management personnel. Eligible personnel qualify for bonus payments in the event that Volume Services America exceeds annual financial performance targets or at the discretion of the board of directors.
(2) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total salary and bonus of any Named Executive for the years shown.
(3) All other compensation for Mr. Dee and Ms. Steinmayer consists of the dollar value of insurance premiums paid by the registrant for that Named Executive. For Mr. Frick, all other compensation consists of $699 in insurance premiums paid for him, $392 in interest on investor notes and $1,761 in employer matching contributions to our 401(k) plan.

DIRECTOR COMPENSATION

     Directors of Volume Services America do not receive compensation, except in their capacity as officers or employees.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     We have entered into the following arrangements with our directors and executive officers:

     On August 24, 1998, Volume Holdings entered into an employment agreement with Mr. Dee. The agreement provides that Mr. Dee will be employed by Volume Holdings at an annual base salary of $465,000 for a term of five years, subject to earlier termination by Volume Holdings for or without Cause, or by Mr. Dee for Good Reason, each as defined in the agreement. Mr. Dee is entitled to a bonus at the discretion of the Board of Directors of Volume Holdings and to participate in any executive bonus plan and all employee benefit plans maintained by Volume Holdings. The agreement provides for severance pay in the case of a termination by Volume Holdings without Cause or by Mr. Dee for Good Reason in an amount equal to Mr. Dee's annual base salary for the balance of the term of employment and ancillary benefits. During and for two years after Mr. Dee's employment, Mr. Dee has agreed that, without the written consent of Volume Holdings, he will not:

o be engaged, in any capacity, in any business that competes with Volume Holdings' business; or

o solicit any person who was employed by Volume Holdings during the 12 months preceding such solicitation.

     On November 17, 1995, Volume Services entered into an employment agreement with Mr. Frick. The agreement provides that Mr. Frick will be employed by Volume Services until he resigns or is dismissed by Volume Services for or without Cause, as defined in the agreement. Mr. Frick's base salary under the contract is $195,000 subject to annual review. Mr. Frick is also entitled to receive an annual bonus pursuant to any management incentive compensation plan established by Volume Services. In the case of termination of employment due to resignation, Mr. Frick will receive his salary up to the 30th day following his resignation and any accrued but unpaid bonus. In the case of termination without Cause by Volume Services, Mr. Frick will receive a one-time payment of two times his base annual salary plus any accrued but unpaid bonus. During and for two years after his employment, Mr. Frick has agreed not to:

o solicit employees of Volume Services to cease such employment without the written consent of Volume Services; or

o have any involvement in any capacity in any contract concessions business similar to that of Volume Services in those states in the United States in which Volume Services does business and over which Mr. Frick has had supervisory responsibility.

     On September 29, 1998, Volume Holdings entered into an employment agreement with Ms. Steinmayer. The agreement provides that Ms. Steinmayer will be employed by Volume Holdings at an annual base salary of $180,000, plus $250 per hour for each hour that she works in excess of 24 hours per week, until the agreement is terminated by Volume Holdings for or without Cause, or by Ms. Steinmayer for Good Reason, each as defined in the agreement. Ms. Steinmayer is entitled to a bonus at the discretion of the Board of Directors of Volume Holdings and to participate in any executive bonus plan and all employee benefit plans maintained by Volume Holdings. The agreement provides for severance pay in the case of a termination by Volume Holdings without Cause or by Ms. Steinmayer for Good Reason in an amount equal to two times her compensation in the one year period prior to the date of termination (annualized in the case of termination prior to the end of the first year), plus ancillary benefits. During and for two years after Ms. Steinmayer's employment, she has agreed that she will not, without the prior written consent of Volume Holdings:

o have any involvement in any enterprise which provides food services, as defined in the agreement in any of the states in the United States in which Volume Holdings operates; or

o    solicit any employee of Volume Holdings to leave its employment.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Volume Services America is a wholly owned subsidiary of Volume Holdings. The following table and accompanying footnotes set forth certain information concerning the beneficial ownership of the Volume Holdings common stock. Except as disclosed below, none of our officers or directors beneficially owns any of our stock. Except as indicated in the footnotes to this table, we believe that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                                       Shares
Name and Address                                                 Beneficially Owned            Percentage Owner

Blackstone Management Associates II L.L.C.(1)
Peter G. Peterson(1)
Stephen A. Schwartzman(1)
345 Park Avenue
New York, NY  10154....................................                 211.8                       63.7%

BCP Volume L.P.(1)
Blackstone Capital Partners II Merchant
   Banking Fund L.P.(1)
345 Park Avenue
New York, NY  10154....................................                 157.0                       47.2%

General Electric Capital Corporation(2)
Recreational Services L.L.C.(2)
201 High Ridge Road
Stamford, Connecticut  06927...........................                 120.8                       36.3%

BCP Offshore Volume L.P.(1)
Blackstone Offshore Capital Partners II L.P.(1)
345 Park Avenue
New York, NY  10154....................................                 40.7                        12.3%

VSI Management Direct L.P.(1)(3)
VSI Management I, L.L.C. (1)(3)
Kenneth R. Frick(3)
c/o Volume Services, Inc.
201 East Broad Street
Spartanburg, South Carolina  29306.....................                 14.1                         4.2%

(1) Blackstone Management Associates II L.L.C. ("BMA II") is one of two managing members of VSI Management I, L.L.C. ("VSI I"), BMA II is also the general partner of Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP II") and the investment general partner of Blackstone Offshore Capital Partners II L.P. ("BOC II"). BMA II thus exercises shared voting and dispositive power with respect to VSI I (see note (3)) and sole voting and dispositive authority with respect to BCP II and BOC II. BCP II is the general partner of BCP Volume L.P and exercises sole voting and dispositive power with respect to its shares. BOC II is the general partner for BCP Offshore Volume L.P. and exercises sole voting and dispositive power with respect to its shares. VSI I is the general partner for VSI Management Direct L.P. and exercises sole voting and dispositive power with respect to its shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are members of BMA II, which has or shares investment and voting control over the shares held or controlled by each of the foregoing entities. Each of these individuals disclaims beneficial ownership of such shares.

(2)  Recreational  Services  L.L.C.   ("Recreational  Services")  is  a  limited
     liability company, the managing member of which is GE Capital.

(3) VSI Management Direct L.P. is a limited partnership, the general partner of which is VSI I. The managing members of VSI I are Kenneth R. Frick, our Vice President and Chief Financial Officer, and BMA II, and they exercise shared voting and dispositive power over the shares owned by VSI Management Direct L.P. Mr. Frick disclaims beneficial ownership of such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ASSIGNMENT AND ASSUMPTION AGREEMENT

     Pursuant to an assignment and assumption agreement, Service America assigned the promissory notes and common stock of Compass Group PLC ("Compass") received from the sale to Compass of Service America's institutional vending and dining business, which were valued by the parties at $108.4 million, to GE Capital in consideration for:

o the forgiveness of $17.9 million of debt and interest and $3.8 million of accrued dividends owed by Service America to GE Capital; and

o the assumption by GE Capital of a percentage of certain categories of liabilities on Service America's balance sheet as of the closing date of the Compass transaction. These percentages represented an approximation of the amount of each category of liabilities attributable to all institutional vending and dining operations sold by Service America on or prior to September 27, 1996.

     Pursuant to the assignment and assumption agreement, Service America serves as GE Capital's agent for purposes of paying and discharging all of such assumed liabilities, and these transactions with GE Capital are reflected in Service America's financial statements. Certain liabilities assumed by GE Capital are subject to an aggregate maximum of approximately $16.3 million, but this amount does not apply to:

o certain anticipated or contingent liabilities, which were assumed 100% by GE Capital;

o    casualty insurance, including worker's compensation;

o    medical insurance; and

o    certain accrued taxes.

     In addition, GE Capital agreed to reimburse Service America for its part of the compensation for one of its employees between August 1998 and August 1999. The total amount that GE Capital paid Service America during 1999 for this reimbursement was $175,000.

     As of December 28, 1999, GE Capital had assumed accrued liabilities of $16.3 million subject to the limit. We do not believe that outstanding liabilities subject to the limit will exceed the $0.6 million which remains available, but we cannot assure you that this will be the case. If such liabilities do exceed the limit, we will be liable for them. As of December 28,1999, approximately $2.0 million of liabilities not subject to the limit were outstanding. GE Capital will be solely responsible for these liabilities until April 20, 2000. On April 20, 2000, GE Capital will pay us a sum equal to 125% of the total liabilities that we agree with GE Capital to be then outstanding. After this payment, we will be responsible for the entire actual amount of all liabilities.

TAX INDEMNITY AGREEMENT

     Service America ceased being a member of the General Electric Company consolidated group, referred to as the "GE Consolidated Group", for federal income tax purposes by reason of the Acquisition. Accordingly, Service America and GE Capital in January 1997 entered into a tax indemnity agreement. Under this agreement:

o GE Capital agreed to indemnify Service America for, and became entitled to any refund of, all consolidated or combined federal, state and local income taxes payable while Service America was a member of the GE Consolidated Group; and

o as authorized by the consolidated return Treasury Regulations, the GE Consolidated Group became entitled to re-attribute to itself the portion of Service America's net operating losses that did not exceed the amount of "disallowed losses" (as defined in those regulations) which GE Capital realized in connection with the recapitalization of Service America effected in January 1997 by GE Capital and some members of Service America's management

LETTERS OF CREDIT

     Upon entering into the senior credit facilities in December 1998, Volume Services America obtained two letters of credit in favor of GE Capital for $1.1 million and $6.8 million, respectively. These letters of credit were obtained to reimburse GE Capital for any liability that it may incur pursuant to its guarantee of certain letters of credit provided to support obligations of Service America prior to the acquisition of Service America by Volume Holdings and which were then still outstanding. During 1999, the maximum aggregate outstanding amount of these letters of credit was $7.9 million. Both letters of credit were cancelled by August 1999.


AMENDED STOCKHOLDERS' AGREEMENT

     On December 21, 1995, VSI Management Direct L.P. ("VSI Management"), BCP Volume L.P., BCP Offshore Volume L.P. and Volume Holdings entered into a stockholders' agreement. On August 24, 1998, these parties, together with GE Capital and Recreational Services, entered into an amended and restated stockholders' agreement. In the discussion of the stockholders' agreement below, we refer to BCP Volume L.P. and BCP Offshore Volume L.P. collectively as "Blackstone".

     Management; Board of Directors. The Board of Volume Holdings will be comprised of a Chairman, one director appointed by VSI Management (provided that the Chairman is not a partner of VSI Management and that VSI Management consults with Blackstone prior to the appointment) and three directors appointed by Blackstone (provided that Blackstone is the sole Controlling Stockholder, defined in the agreement). If Blackstone ceases to be the sole Controlling Stockholder, each of Blackstone and GE Capital will have the right to appoint two directors. Until GE Capital is entitled to appoint a director, it is entitled to appoint an Observer, as defined in the agreement, who is not entitled to vote on any Board matters.

     Transfers of Shares. No transfers of the shares of Volume Holdings' common stock, referred to as the "Shares", may be made by any stockholder, as defined in the agreement, within one year from the date of the amended stockholders' agreement other than:

o to a defined category of persons affiliated with or successors in title to existing stockholders, each of whom agrees to be bound by the terms of the amended stockholders' agreement, each referred to as a "Permitted Transferee";

o    pursuant to a public offering of the Shares; or

o in accordance with the exercise of the drag-along or tag-along rights discussed below.

     If either of Blackstone or Recreational Services, for these purposes, referred to as the "Transferring Stockholder", intends to transfer its Shares while the amended stockholders' agreement is in effect (other than by way of a public offering or pursuant to Rule 144 under the Securities Act or to a Permitted Transferee) and the Transferring Stockholder still beneficially owns at least one-third of the number of Shares on a fully diluted basis that it held at the date of the amended stockholders' agreement, then each other stockholder will have the right to require the purchaser of such Transferring Stockholder's Shares to purchase the same proportion of the Shares that such stockholder owns, on the same terms as those offered to the Transferring Stockholder, referred to as the "tag-along right".

     If all of the Controlling Stockholders accept an offer by a party other than a stockholder, referred to as a "Third Party", to purchase all of the Shares owned by the stockholders (and the Controlling Stockholder to whom the offer was made still owns at least one-third of the Shares owned by it at the date of the amended stockholders' agreement), then each stockholder is obliged to transfer its Shares to the Third Party on the same terms as those accepted by the Controlling Stockholders, referred to as the "drag-along right".

     After one year from the date of the amended stockholders' agreement, a stockholder may also transfer Shares:

o pursuant to a transfer that is exempt from the registration requirements of the Securities Act; or

o if such stockholder is not a Controlling Stockholder, after offering the Shares first to Volume Holdings and then to each of Blackstone and Recreational Services in proportion to their respective holdings of Shares.

     Unless a stockholder transfers Shares pursuant to a public offering, Rule 144 under the Securities Act or the drag-along right, all transferees are required to become bound by the terms of the amended stockholders' agreement.

     Restrictions on Corporate Action. For so long as Recreational Services owns at least 20% of the Shares, we may not take certain fundamental corporate actions without the consent of each of Recreational Services and Blackstone, including the amendment of the certificate of incorporation or by-laws of Volume Holdings or the modification of any stock option, bonus or benefit plan. Similarly, as long as Recreational Services owns at least 20% of the Shares, Volume Holdings may not enter into any transaction with Blackstone, or its affiliates, without the consent of Recreational Services, except for:

o    the payment of regular fees or expenses to its directors;

o transactions that are reasonable in the light of industry practice and that are of a value not greater than $500,000 individually and $1,000,000 in the aggregate in any one year;

o    the payment of the monitoring fee discussed below; or

o transaction fees up to 1% of the value of a company being acquired by Volume Holdings, as long as GE Capital also receives a proportional fee based on Recreational Services' Share ownership relative to Blackstone's Share ownership.

     Annual Fees. The amended stockholders' agreement permits the payment of annual monitoring fees by Volume Holdings of $250,000 to Blackstone and $167,000 to GE Capital. The fees payable to Blackstone and GE Capital have been accounted for as an expense, but not yet paid.

     Registration Rights. Blackstone has the right to demand registration of the Shares by Volume Holdings under the Securities Act at any time, subject to a maximum of three such registrations. Recreational Services has the right to demand such registration on one occasion only, at any time on or after the third anniversary of the date of the amended stockholders' agreement.

     Financings. The amended stockholders' agreement also obliged Volume Holdings to use its reasonable best efforts to consummate a financing by August 24, 1999. The proceeds of the financing were to be applied to pay related fees and expenses, to repay debt of Volume Holdings and to repurchase Shares from the holders in accordance with a formula set out in the exchange agreement with respect to our senior notes. Volume Holdings satisfied this requirement by consummation of the senior credit facilities and the issuance of Volume Service America's senior notes.

LEASING SERVICES

     GE Capital and its affiliates provided us leasing and financing services during 1999 on arms-length terms. Payments to GE Capital and its affiliates during 1999, net of discounts earned, were approximately $185,000.

LOANS TO VSI PARTNERSHIPS

     During 1999, VSI Management and VSI Management II, L.P. ("VSI Management II") repurchased some of their partnership interests from some former members of management. To fund this purchase, Volume Services America loaned $854,000 to VSI Management and $65,000 to VSI Management II. The loans were on arms-length terms, with interest accruing at the applicable federal rate, and the full amount of the loans remained outstanding at December 28, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  See index to financial statements at page F-1.

(b) We did not file any Current Report on Form 8-K during the last quarter of our 1999 fiscal year.

(c)  Exhibits:

         No.      Description
         ---      -----------

          2.   See Exhibit 10.1

          3.1 Restated Certificate of Incorporation of Volume Services America, Inc. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, Commission File No. 333-79419 (the "Form S-4").

          3.2  By-laws  of  Volume  Services  America,   Inc.   Incorporated  by
               reference to Exhibit 3.2 to the Form S-4.

          3.3 Restated Certificate of Incorporation of Volume Services America Holdings, Inc. Incorporated by reference to Exhibit 3.3 to the Form S-4.

          3.4 By-laws of Volume Services America Holdings, Inc. Incorporated by reference to Exhibit 3.4 to the Form S-4.

          3.5 Restated Certificate of Incorporation of Volume Services, Inc. Incorporated by reference to Exhibit 3.5 to the Form S-4.

          3.6  By-laws of Volume  Services,  Inc.  Incorporated  by reference to
               Exhibit 3.6 to the Form S-4.

          3.7  Restated   Certificate  of   Incorporation   of  Service  America
               Corporation. Incorporated by reference to Exhibit 3.7 to the Form S-4.

          3.8 By-laws of Service America Corporation. Incorporated by re ference to Exhibit 3.8 to the Form S-4.

          3.9  Articles  of  Incorporation  of  Events  Center  Catering,   Inc.
               Incorporated by reference to Exhibit 3.9 to the Form S-4.

          3.10 Articles  of   Incorporation   of  Service  America   Concessions
               Corporation. Incorporated by reference to Exhibit 3.10 to the Form S-4.

          3.11 By-laws of Service America Concessions Corporation. Incorporated by reference to Exhibit 3.11 to the Form S-4.

          3.12 Articles of Incorporation of Service America Corporation of Wisconsin. Incorporated by reference to Exhibit 3.12 to the Form S-4.

          3.13 By-laws of Service America Corporation of Wisconsin. Incorporated by reference to Exhibit 3.13 to the Form S-4.

          3.14 Articles of Incorporation of Servo-Kansas, Inc. Incorporated by reference to Exhibit 3.14 to the Form S-4.

          3.15 By-laws  of  Servo-Kansas,  Inc.  Incorporated  by  reference  to
               Exhibit 3.15 to the Form S-4.

          3.16 Articles  of   Incorporation   of   Servomation   Duchess,   Inc.
               Incorporated by reference to Exhibit 3.16 to the Form S-4.

          3.17 By-laws of Servomation Duchess, Inc. Incorporated by reference to
               Exhibit 3.17 to the Form S-4.

          3.18 Articles of Incorporation of SVM of Texas, Inc. Incorporated by reference to Exhibit 3.18 to the Form S-4.

          3.19 By-laws  of SVM of  Texas,  Inc.  Incorporated  by  reference  to
               Exhibit 3.19 to the Form S-4.

          3.20 Certificate   of   Incorporation   of   Volume   Services,   Inc.
               Incorporated by reference to Exhibit 3.20 to the Form S-4.

          3.21 By-laws of Volume  Services,  Inc.  Incorporated  by reference to
               Exhibit 3.21 to the Form S-4.

          4.1 Indenture, dated as of March 4, 1999, between Volume Services America, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 4.1 to the Form S-4. 4.2 Exchange and Registration Rights Agreement, dated March 4, 1999, between Volume Services America, Inc., Chase Securities Inc. and Goldman, Sachs & Co. Incorporated by reference to Exhibit 4.2 to the Form S-4.

          10.1 Purchase Agreement, dated February 25, 1999, between Volume Services America, Inc., Chase Securities Inc. and Goldman, Sachs & Co. Incorporated by reference to Exhibit 1 to the Form S-4.

          10.2 Share Exchange Agreement, dated as of July 27, 1998, among VSI Acquisition II Corporation, as Buyer, the Stockholders of the Buyer and the Sellers specified therein. Incorporated by reference to Exhibit 10.1 to the Form S-4.

          10.3 Amended and Restated Stockholders' Agreement, dated as of August 24, 1998, among VSI Acquisition II Corporation, BCP Volume L.P., BCP Offshore Volume L.P., VSI Management Direct L.P., General Electric Capital Corporation and Recreational Services L.L.C. Incorporated by reference to Exhibit 10.2 to the Form S-4.

          10.4 Credit Agreement, dated as of December 3, 1998, among Volume Services America, Inc., Volume Services America Holdings, Inc., certain financial institutions as the Lenders, Goldman Sachs Credit Partners L.P., Chase Securities Inc., Chase Manhattan Bank Delaware and The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.3 to the Form S-4.

         *10.4.1.  First   Amendment,  dated  as  of   February  8, 1999 to  the
               Credit Agreement, dated as of December 3, 1998, among Volume Services America, Inc., Volume Services America Holdings, Inc., certain financial institutions as the Lenders, Goldman Sachs Credit Partners, L.P., Chase Securities, Inc., Chase Manhattan Bank Delaware and The Chase Manhattan Bank.

          10.5 Volume Services, Inc., Deferred Compensation Plan, Enrollment Information and Forms. Incorporated by reference to Exhibit 10.4 to the Form S-4.

          10.6 Volume  Services  America,  1999  Bonus  Plan.   Incorporated  by
               reference to Exhibit 10.5 to the Form S-4.

          10.7 Service  America   Corporation,   Deferred   Compensation   Plan,
               effective  as of February 9, 1999.  Incorporated  by reference to
               Exhibit 10.6 to the Form S-4.

          10.8 Employment Agreement dated as of August 24, 1998, by and between VSI Acquisition II Corporation and John T. Dee. Incorporated by reference to Exhibit 10.7 to the Form S-4.

          10.9 Employment Agreement dated as of November 17, 1998, by and between Volume Services, Inc. (a Delaware corporation) and Kenneth R. Frick. Incorporated by reference to Exhibit 10.8 to the Form S-4.

          10.10Employment Agreement, dated as of September 29, 1998, by and between VSI Acquisition Corporation and Janet L. Steinmayer. Incorporated by reference to Exhibit 10.10 to the Form S-4.

          *12  Computation of Ratio of Earnings to Fixed Charges

          *21  List of Subsidiaries

          *27.1 Financial Data Schedule

         ------------------
         *Filed herewith

          (d)  Financial Statement Schedules

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
  WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
        HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     We have not sent to shareholders any annual report to security holders, proxy statement, form of proxy or other proxy soliciting material during or with respect to our 1999 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000.


                                Volume Services America, Inc.


                                By: /s/ Kenneth R. Frick
                                -------------------------
                                    Name:    Kenneth R. Frick
                                    Title:   Vice President and
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated on March 21, 2000.

          Signature                                Title


/s/  John T. Dee                   Chief Executive Officer and Chairman
-------------------------
John T. Dee                            (Principal Executive Officer)


/s/ Kenneth R. Frick               Vice President and Chief Financial Officer
-------------------------
Kenneth R. Frick                       (Principal Financial Officer)


/s/ Howard A. Lipson
--------------------
Howard A. Lipson


/s/ David Blitzer                                Directors
----------------------
David Blitzer


/s/ Peter Wallace
-----------------
Peter Wallace

[GRAPHIC OMITTED]
    Volume Services America
    Holdings, Inc.
    Consolidated Financial Statements for the Years
    Ended December 29, 1998 and December 28,
    1999 and Independent Auditors' Report

INDEPENDENT AUDITORS  REPORT

To the Board of Directors and Shareholders of Volume Services America Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Volume Services America Holdings, Inc. and subsidiaries (the "Company") as of December 29, 1998 and December 28, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 1998 and December 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1999 in conformity with accounting principles generally accepted in the United States of America.


                             /s/ Deloitte & Touche
                             ---------------------



March 10, 2000
Greenville, South Carolina


                                                    - F1 -

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1998 AND DECEMBER 28, 1999 (IN THOUSANDS)

                                                                                     DECEMBER 29,       DECEMBER 28,
ASSETS                                                                                1998                 1999
CURRENT ASSETS:
  Cash and cash equivalents                                                        $      8,828          $    12,281
  Accounts receivable, less allowance for doubtful accounts of
    $963 and $1,348 at December 29, 1998 and December 28, 1999,
    respectively                                                                         17,790               16,935
  Merchandise inventories                                                                 9,585               10,947
  Prepaid expenses and other                                                              3,975                6,870
  Deferred tax asset                                                                      2,082                3,756
                                                                                          -----                -----

          Total current assets                                                           42,260               50,789
                                                                                         ------               ------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 40,048               44,518
  Merchandising equipment                                                                37,197               43,261
  Vehicles and other equipment                                                            5,702                6,953
  Construction in process                                                                   262                  474
                                                                                            ---                  ---
          Total                                                                          83,209               95,206
  Less accumulated depreciation and amortization                                        (12,226)             (25,805)
                                                                                        -------              -------

          Property and equipment, net                                                    70,983               69,401
                                                                                         ------               ------

OTHER ASSETS:
  Contract rights, net                                                                   72,935               73,808
  Cost in excess of net assets acquired, net                                             50,585               50,000
  Deferred financing costs, net                                                           7,783               11,459
  Trademarks, net                                                                        19,108               18,422
  Other                                                                                   5,894                4,742
                                                                                          -----                -----

          Total other assets                                                            156,305              158,431
                                                                                        -------              -------

TOTAL ASSETS                                                                         $  269,548           $  278,621
                                                                                     ==========           ==========









                                                       - F2 -

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1998 AND DECEMBER 28, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   DECEMBER 29,       DECEMBER 28,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                       1998               1999


CURRENT LIABILITIES:
  Note payable                                                                          $ 500           $    -
  Current maturities of long-term debt                                                  4,200              1,150
  Current maturities of capital lease obligation                                          189                206
  Accounts payable                                                                     16,410             17,116
  Accrued salaries and vacations                                                        8,336              8,050
  Liability for self-insured claims                                                     2,216              2,186
  Accrued taxes, including  income taxes                                                3,384              2,706
  Accrued commissions and royalties                                                     8,603             10,258
  Accrued interest                                                                      1,156              3,873
  Other                                                                                 3,664              4,304
                                                                                        -----              -----

          Total current liabilities                                                    48,658             49,849
                                                                                       ------             ------

LONG TERM LIABILITIES
  Long term debt                                                                      155,800            222,200
  Capital lease obligation                                                                622                416
  Deferred income tax                                                                   6,684              5,091
  Liability for self-insured claims                                                     2,949              1,370
  Other liabilities                                                                     2,594              2,081
                                                                                        -----              -----

          Total long term liabilities                                                 168,649            231,158
                                                                                      -------            -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $0.01 par value:
    Authorized  - 1,000 shares; issued: 526 at December 29, 1998 and
      December 28, 1999; outstanding: 526 and 332 at December 29, 1998
      and December 28, 1999                                                               -                   -
  Additional paid-in capital                                                           66,474             66,474
  Accumulated deficit                                                                 (12,595)           (18,243)
  Accumulated other comprehensive loss                                                    (67)              (198)
  Treasury stock - at cost (none at December 29, 1998 and
     194 shares at December 28, 1999)                                                       -            (49,500)
  Other                                                                                (1,571)              (919)
                                                                                       ------               ----

          Total stockholders' equity (deficiency)                                      52,241             (2,386)
                                                                                       ------             ------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY)                            $ 269,548          $ 278,621
                                                                                    =========          =========

See notes to consolidated financial statements.







                                                       - F3 -

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 30, 1997, DECEMBER 29, 1998 AND DECEMBER 28, 1999 (IN THOUSANDS)


                                                                             1997            1998            1999


Net sales                                                                 $  196,032      $  283,441      $  431,453

Cost of sales                                                                156,965         222,533         342,489
Selling, general, and administrative                                          18,874          29,464          42,713
Depreciation and amortization                                                 12,895          18,197          26,815
Transaction related expenses                                                      -             3,081          1,529
Contract related losses                                                        2,505           1,423           1,422
                                                                               -----           -----           -----
Operating income                                                               4,793           8,743          16,485
Interest expense                                                               7,916          11,322          23,029
Other income, net                                                               (336)           (359)           (476)
                                                                                ----            ----            ----
Loss before income taxes                                                      (2,787)         (2,220)         (6,068)
Income tax provision (benefit)                                                   319           1,518          (1,549)
                                                                                 ---           -----          ------
Loss before extraordinary item and cumulative effect of
  change in accounting principle                                              (3,106)         (3,738)         (4,519)
Extraordinary loss on debt extinguishment, net of taxes                           -            1,499             873
Cumulative effect of change in accounting principle,
  net of taxes                                                                    -               -              256
                                                                                 ---            ----             ---

Net loss                                                                      (3,106)         (5,237)         (5,648)

Other comprehensive loss - foreign currency translation
  adjustment                                                                      -              (67)           (131)
                                                                                 ---             ---            ----

Comprehensive loss                                                        $    (3,106)    $   (5,304)    $    (5,779)
                                                                          ===========     ==========     ===========


See notes to consolidated financial statements.



                                                       - F4 -

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 30, 1997, DECEMBER 29, 1998 AND DECEMBER 28, 1999 (IN THOUSANDS, except per share data)

                                                                                                   ACCUMULATED
                                                    ADDITIONAL                                       OTHER
                                  COMMON   COMMON     PAID-IN      TREASURY      ACCUMULATED     COMPREHENSIVE
                                  SHARES   STOCK      CAPITAL        STOCK         DEFICIT           LOSS       OTHER       TOTAL

BALANCE,
  DECEMBER 30, 1996                  270      $ 3     $ 26,997        $ -     $ (4,252)            $ -           $ (857)   $ 21,891
  Capital investment                  69        -        6,857          -            -               -             (457)      6,400
  Loan to investor                     -        -            -          -            -               -               (4)         (4)
  Reverse stock split                  -       (3)           3          -            -               -                -           -
  Net loss                             -        -            -          -        (3,106)             -                -      (3,106)
                                                                                 ------                                      ------

BALANCE,                                                                -
  DECEMBER 30, 1997                  339        -       33,857          -       (7,358)              -           (1,318)     25,181
  Capital investment                  37        -        3,750          -            -               -             (250)      3,500
  Shares issued in acquisition       150        -       28,867          -            -               -                -      28,867
  Loan to investor                     -        -            -          -            -               -               (3)         (3)
  Foreign currency translation         -        -            -          -            -             (67)               -         (67)
  Net loss                             -        -            -          -       (5,237)              -                -      (5,237)
                                                                                ------                                       ------

BALANCE,
  DECEMBER 29, 1998                  526        -       66,474          -      (12,595)            (67)          (1,571)     52,241

  Stock redemption                  (194)       -            -    (49,500)           -               -                -     (49,500)
  Loan to related entities             -        -            -          -            -               -             (912)       (912)
  Repayment of investor
     notes                             -        -            -          -            -               -            1,564       1,564
  Foreign currency
    translation                        -        -            -          -            -            (131)               -        (131)
  Net loss                             -        -            -          -        (5,648)             -                -      (5,648)
                                                                                 ------                                      ------

BALANCE,
  DECEMBER 28, 1999                  332      $ -     $ 66,474    $(49,500)    $(18,243)         $(198)          $ (919)   $ (2,386)
           === ====                  ===      ==      ========    ========     ========          =====           ======    ========


See notes to consolidated financial statements












                                                       - F5 -

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 1997, DECEMBER 29, 1998 AND DECEMBER 28, 1999 (IN THOUSANDS)


                                                                                   YEARS ENDED
                                                          ------------------------------------------------------------
                                                               DECEMBER 30,         DECEMBER 29,          DECEMBER 28,
                                                                  1997                 1998                  1999


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (3,106)             $ (5,237)            $ (5,648)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Extraordinary item                                                 -                 1,499                  873
    Cumulative effect of change in accounting
      principle                                                        -                     -                  256
    Depreciation and amortization                                 12,895                18,197               26,815
    Amortization of deferred financing costs                         354                   551                1,475
    Contract related losses                                        2,505                 1,423                1,422
    Deferred tax change                                                -                 1,159               (3,267)
    Gain on disposition of assets                                   (208)                  (15)                 (13)
    Other                                                              -                   242                 (131)
    Changes in assets and liabilities, net of
      effect of acquisition:
      Decrease (increase) in assets:
        Accounts and notes receivable                             (1,232)               (2,361)                 855
        Merchandise inventories                                      (36)                   15               (1,362)
        Prepaid expenses                                            (423)                 (470)              (2,577)
        Other assets                                              (2,009)               (1,479)                (639)
      Increase (decrease) in liabilities:
        Accounts payable                                           3,694                (4,459)              (4,857)
        Accrued salaries and vacations                             1,785                   453                 (466)
        Liabilities for self-insurance                               718                   733               (1,609)
        Other liabililities                                          411                (7,799)               4,963
                                                                     ---                ------                -----
          Net cash provided by operating activities               15,348                 2,452               16,090
                                                                  ------                 -----               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                      5,939                     2                    -
  Cash purchased in acquisition of Service
    America                                                            -                 1,587                    -
  Payment of acquisition costs                                         -                (2,820)                   -
  Purchase of minority interest stock of Service
    America                                                            -                  (631)                   -
  Purchase of property and equipment                             (25,987)              (12,635)             (10,418)
  Proceeds from sale of property and equipment                       639                 3,349                  887
  Proceeds from assets held for sale                                   -                12,575                    -
  Additions to assets held for sale                                    -                  (607)                   -
  Purchase of contract rights                                    (11,599)               (6,169)             (15,882)
                                                                 -------                ------              -------

          Net cash used in investing activities                  (31,008)               (5,349)             (25,413)
                                                                 -------                ------              -------








                                                       - F6 -

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 1997, DECEMBER 29, 1998 AND DECEMBER 28, 1999 (IN THOUSANDS)

                                                                                    YEARS ENDED
                                                         ----------------------------------------------------------------
                                                              DECEMBER 30,          DECEMBER 29,          DECEMBER 28,
                                                                 1997                  1998                  1999


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                         $ (6,800)            $(154,291)            $ (46,650)
  Net borrowings - revolving loans                               16,100                 6,897                 9,500
  Proceeds from long-term debt                                        -               160,000               100,000
  Payments of financing costs                                         -                (7,859)               (6,600)
  Principal payments on capital lease obligations                     -                  (103)                 (189)
  Increase (decrease) in bank overdrafts                            185                (1,842)                5,563
  Net increase (decrease) in other equity                            (4)                   (3)                  652
  Capital contribution                                            6,400                 3,500                     -
  Redemption of stock                                                 -                    -                (49,500)
                                                                  -----                 -----                -------
           Net cash provided by financing
            activities                                           15,881                 6,299                12,776
                                                                 ------                 -----                ------

INCREASE IN CASH                                                    221                 3,402                 3,453

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             5,205                 5,426                 8,828
                                                                  -----                 -----                 -----

  End of period                                                 $ 5,426               $ 8,828              $ 12,281
                                                                =======               =======              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $ 6,968               $ 5,892              $ 17,790
                                                                =======               =======              ========
  Income taxes paid                                                $ 43                 $ 449                 $ 578
                                                                   ====                 =====                 =====
  Noncash activities:
    Issuance of investors' notes receivable
      relating to capital contribution                            $ 457                 $ 250                   $ -
                                                                  =====                 =====                   ==
    Capital lease obligation                                        $ -                 $ 914                   $ -
                                                                    ==                  =====                   ==
    Purchase of Service America for stock and
      note payable                                                  $ -              $ 28,867                   $ -
                                                                    ==               ========                   ==


See notes to consolidated financial statements.










                                                       - F7 -

VOLUME SERVICES AMERICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 1997, DECEMBER 29, 1998 AND DECEMBER 28, 1999

1. GENERAL

     Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company"), formerly VSI Acquisition II Corporation and subsidiaries ("VSI"), is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Holdings' financial information is therefore substantially the same as that of Volume Services America. Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"). The Company is owned by its senior management, Blackstone Capital Partners II Merchant Banking Fund, L.P. ("BCP II"), and General Electric Capital Corporation ("GE Capital"). GE Capital, which as of December 28, 1999 controlled 36.4% of the Company through its controlling interest in Recreational Services LLC, was the majority stockholder (on a fully diluted basis) of Service America prior to the acquisition of Service America by Volume Holdings on August 24, 1998. As of December 28, 1999, the remainder of the Company's capital stock was owned by limited partnerships controlled by BCP Volume L.P. and BCP Offshore Volume L.P. ("Blackstone") (59.4%) and by current and former management employees of Volume Services (4.2%). At December 28, 1999, the Company had approximately 122 contracts to provide specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. Contracts to provide these services were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from one to twenty years. Certain of the contracts contain renewal clauses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Volume Services America, Volume Services and Service America. All significant intercompany transactions have been eliminated.

     FISCAL YEAR - The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 1997, 1998 and 1999 fiscal years consisted of 52 weeks.

     CASH  AND  CASH  EQUIVALENTS  -  The  Company   considers   temporary  cash
     investments purchased with a maturity of three months or less to be cash.


                                                       - F8 -

     REVENUE RECOGNITION - The Company typically enters into one of three types of contracts: 1) profit and loss contracts, 2) profit sharing contracts and
     3) management fee contracts. Under profit and loss and profit sharing contracts revenue from food and beverage concessions and catering contract food services is recognized as the services are provided. Management fee contracts provide the Company with a fixed fee or a fixed fee plus an incentive fee and the Company bears no profit or loss risk, only the amount of the fees received are included in net sales when earned. The total revenue received by the Company from services provided to the end users of the products without regard to the type of contract is defined as "managed revenues". The Company's total managed revenues for fiscal years 1997, 1998 and 1999 were approximately $234,783,000, $315,728,000 and $452,679,000, respectively.

     MERCHANDISE   INVENTORIES  -  Merchandise   inventories  consist  of  food,
     beverage, and team and other merchandise. Inventory is valued primarily at the lower of cost or market, determined on the first-in, first-out basis.

     DEPRECIATION - Property and equipment is stated at cost and is depreciated on the straight-line method over the lesser of the estimated useful life of the asset and the term of the contract at the site where such property and equipment is located. Following are the estimated useful lives of the property and equipment:

          - Leasehold improvements - esimated useful life limited by the lease term (contract term)

          - Merchandising equipment - five to ten years limited by the contract term

          - Vehicles and other equipment - two to ten years limited by the contract term

     CONTRACT RIGHTS - Contract rights, net of accumulated amortization, of approximately $72,935,000 at December 29, 1998 and $73,808,000 at December 28, 1999 consist primarily of certain directly attributable costs incurred by the Company in obtaining or renewing contracts with clients and the fair value of contract rights acquired related to the acquisitions of VSI in 1995 and Service America in 1998. These costs for the Company are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company. Accumulated amortization was approximately $12,947,000 at December 29, 1998 and $22,163,000 at December 28, 1999.

     COST IN EXCESS OF NET ASSETS ACQUIRED - Cost in excess of net assets acquired (goodwill) is being amortized on the straight-line basis over 30 years. Amortization expense was approximately $291,000 in fiscal 1997, $790,000 in fiscal 1998, and $1,817,000 in fiscal 1999. Accumulated amortization was approximately $1,389,000 at December 29, 1998 and $3,206,000 at December 28, 1999.

     TRADEMARKS - Trademarks consist of the net book value of the trademarks of the Company of $19,108,000 at December 29, 1998 and $18,422,000 at December 28, 1999 and are being amortized on a straight-line basis over 30 years. Accumulated amortization was approximately $1,492,000 at December 29, 1998 and $2,178,000 at December 28, 1999.

     DEFERRED FINANCING COSTS - The net book value of deferred financing costs of $7,783,000 at December 29, 1998 and $11,459,000 at December 28, 1999 is
     being amortized as interest expense over the life of the respective debt using the interest method. Accumulated amortization was approximately $76,000 at December 29, 1998 and $1,550,000 at December 28, 1999.

     IMPAIRMENT OF LONG-LIVED ASSETS AND CONTRACT LOSSES- The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with

                                      - F9 -

     SFAS No. 121, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles is based on the estimated fair value of the asset determined by future discounted net cash flows.

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses derivative financial instruments, including interest rate swaps, caps and floors as a means of hedging exposure to interest rate risks. All hedging instruments are designated as hedges and are highly correlated to the underlying risk as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked-to-market with changes recognized in current earnings. The Company is the end-user and does not utilize these instruments for speculative purposes. The Company has rigorous standards regarding the financial stability and credit standing of its major counterparties.

     Interest rate swaps and caps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. Should the swaps or caps be terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

     INSURANCE - At the beginning of fiscal 1999, the Company adopted a premium based insurance program for general liability, automobile liability and workers' compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability, and workers' compensation risks, supplemented by stop-loss type insurance policies. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted using rates between 4.51% and 4.68% at December 29, 1998 and 5.14% and 5.98 % at December 28, 1999, to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at December 29, 1998 and December 28, 1999 were $5,390,000 and $3,398,000, respectively. The related undiscounted amounts were $5,803,000 and $3,884,000, respectively.

     CASH OVERDRAFTS - The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling $3,857,000 and $9,420,000 at December 29, 1998 and December 28, 1999,
     respectively.

     FOREIGN CURRENCY - The balance sheet and results of operations of the Company's Canadian subsidiary (a subsidiary of Service America) are measured using the local currency as the functional currency. Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period. The exchange gains and losses arising on transactions are charged to income as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in accumulated other comprehensive loss.

     TRANSACTION RELATED EXPENSES - Transaction related expenses primarily include personnel costs, rental costs and professional fees associated with downsizing Service America Corporation's Stamford, CT office (see Note 5).


                                     - F10 -

     INCOME TAXES - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

     SEGMENT REPORTING - The combined operations of the Company's contracts comprises one operating segment.

     RECLASSIFICATIONS   -   Certain   amounts   in  1997  and  1998  have  been
     reclassified, where applicable, to conform to the financial statement presentation used in 1999.

     NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. It will become effective for the Company for the fiscal year 2001 financial statements. The Company has not yet completed its analysis of the effects of this new standard on its results of operations or financial position. The statement may not be applied retroactively.


3.   CHANGE IN ACCOUNTING PRINCIPLE

     The Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires that costs of start-up activities be expensed as incurred, as of December 30, 1998. As a result, the Company recorded a charge of $256,000 net of tax (approximately $170,000) reflecting the effect of the change in accounting principle during fiscal year 1999.

4.   SIGNIFICANT RISKS AND UNCERTAINTIES

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for self- insured claims and the allowance for doubtful accounts. Actual results could differ from those estimates.

     CERTAIN RISK CONCENTRATIONS - Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high-credit qualified financial institutions and, by practice, limits the amount of credit exposure to any one financial institution.


                                     - F11 -

     Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company's customer base and their dispersion across different geographic areas. For the fiscal years ended December 30, 1997, December 29, 1998 and December 28, 1999, the Company had one customer that accounted for approximately 16.4%, 15.8%, and 11.1% of operating revenues, respectively.

     The Company's revenues and earnings are dependent on various factors such as attendance levels and the number of games played by the professional football and baseball teams which are tenants at facilities serviced by the Company, which can be favorably impacted if the teams qualify for post-season play, or adversely affected if the teams are on strike.

5.   ACQUISITION

     On August 24, 1998, Volume Holdings, BCP Volume L.P., BCP Offshore Volume L.P. and VSI Management Direct L.P. ("VSI Management"), together with GE Capital and certain management shareholders of Service America, purchased substantially all of the capital stock of Service America (the "Acquisition"). The purchase price was $32.8 million which consisted of (a) $1,000 in cash (b) 150 newly issued shares of the Volume Holdings Common Stock representing approximately 28.5% of the outstanding common stock of Volume Holdings on a fully diluted basis after giving effect to such issuance (c) the issuance to GE Capital of a 6.0% per annum senior subordinated promissory note, due on December 31, 1999, in an aggregate principal amount of $500,000 and (d) $2.8 million of transaction costs. By December 1998, the Company had purchased the remainder of Service America capital stock and contributed all of the Service America capital stock to Volume Services America. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill in the amount of $44.5 million and is being amortized over 30 years. The results of Service America's operations have been included in the Company's statement of operations beginning August 25, 1998 (date of acquisition).

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Service America acquisition had occurred as of January 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.


                                                             PRO FORMA
                                                           (IN THOUSANDS)
                                                             YEAR ENDED
                                                             ----------
                                                     1997               1998

Net sales                                          $368,900          $ 405,900
Loss before extraordinary item                      (12,500)            (9,900)
Net loss                                            (14,300)           (11,900)




                                                       - F12 -

6. DEBT

      Long Term Debt consists of the following (in thousands):
                                                      1998            1999

   Term A Borrowings                                 $ 40,000       $       -
   Term B Borrowings                                  120,000         113,850
   Revolving Credit Facility                                -           9,500
   Senior Subordinated Notes                                -         100,000
                                                      -------       ----------
                                                      160,000         223,350
   Less current portion of long-term debt              (4,200)         (1,150)
                                                       ------          ------

   Total long-term debt                              $155,800        $222,200
                                                     ========        ========



     1998 CREDIT AGREEMENT - On December 3, 1998, Volume Services America (the "Borrower") entered into a credit agreement, which provided for $160,000,000 in term loans, consisting of $40,000,000 of Tranche A term loans ("Term Loan A") and $120,000,000 of Tranche B term loans ("Term Loan B" and together with Term Loan A, the "Term Loans") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Term Loans were used to repay in full all outstanding indebtedness of Volume Services and Service America under their then existing credit facilities and to pay fees and expenses incurred in connection with the acquisition of Service America and the credit agreement. The commitments under the Revolving Credit Facility are available to fund capital investment requirements, working capital and general corporate needs of the Company. In conjunction with the credit agreement, the Company recognized an extraordinary loss of $1,499,000, net of taxes (approximately $999,000) on its statement of operations for the early extinguishment of its previous debt in fiscal year 1998.

     On March 4, 1999,  the  $40,000,000  of Term A borrowings and $5,000,000 of
     Term  B  borrowings   were  repaid  with  the  proceeds   from  the  Senior
     Subordinated Notes discussed below.

     Installments of Term Loan B are due in consecutive quarterly installments on the last day of each fiscal quarter with 25% of the following annual amounts being paid on each installment date: $1,150,000 in each year from 2000 through 2005, and $106,950,000 in 2006.

     The Revolving Credit Facility allows the Company to borrow up to $75,000,000 and includes a sub- limit of $35,000,000 for letters of credit which reduce availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for swingline loans. The Revolving Credit Facility will mature on December 3, 2004. At December 28, 1999, $9,500,000 was outstanding under the Revolving Credit Facility and approximately $12,198,000 of letters of credit were outstanding but undrawn.

     The credit agreement bears interest at floating rates based upon the interest rate option elected by the Company and the Company's leverage ratio. The interest rates at December 29, 1998 were 8.25% for Term Loan A and 9% for Term Loan B. The interest rates at December 28, 1999 were 9.94% for Term Loan B and 10.5% for the Revolving Credit Facility.


                                     - F13 -

     The Credit Agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. The Credit Agreement contains covenants that require the Company to comply with certain financial covenants, including a maximum net leverage ratio, an interest coverage ratio and a minimum consolidated cash net worth test. In addition, Volume Services America is restricted in its ability to pay dividends and other restricted payments in an amount greater than approximately $49,500,000 million at December 28, 1999.

     SENIOR SUBORDINATED NOTES - On March 4, 1999, Volume Services America completed a private placement of 11 1/4% Senior Subordinated Notes in the aggregate principal amount of $100 million. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which have been registered under the Securities Act of 1933. The notes mature on March 1, 2009 and interest is payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes are unsecured, are subordinated to all the existing debt and any future debt of Volume Services America, rank equally with all of the other Senior Subordinated debt of Volume Services America, and senior to all of Volume Services America's existing and subordinated debt. Furthermore, the debt is guaranteed by the Company and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.

     The proceeds of the notes were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by Volume Holdings of 194 shares of Volume Holdings common stock for $49,500,000 and the repayment by Volume Holdings of a $500,000 note in favor of GE Capital and (iii) pay fees and expenses incurred in connection with the notes and the consent from lenders to an amendment to the Credit Agreement. In conjunction with the notes, Volume Services America recognized an extraordinary loss of $873,000, net of taxes (approximately $570,000) on its statement of operations for the early extinguishment of $45,000,000 of Term Loans in fiscal year 1999.

     Aggregate annual maturities of long-term debt at December 28, 1999 are as follows (in thousands):

        2000                                                $ 1,150
        2001                                                  1,150
        2002                                                  1,150
        2003                                                  1,150
        2004                                                 10,650
        Thereafter                                          208,100
                                                            -------

        Total                                             $ 223,350
                                                          =========





                                     - F14 -

7.   CAPITAL LEASE OBLIGATION

     The Company is obligated to make minimum lease payments under a capital lease agreement. The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 28, 1999 (in thousands):

       FISCAL YEAR

       2000                                                             $ 250
       2001                                                               250
       2002                                                               196
       ----                                                               ---
       Total minimum lease payments                                       696
       Less:  Amount representing interest                                (74)
                                                                          ---
       Present value of minimum lease payments                            622
       Less current portion of capital lease obligation                  (206)
                                                                         ----

       Total long-term capital lease obligation                         $ 416
                                                                        =====


     Under the terms of the lease agreement, certain equipment is pledged to secure performance as follows (in thousands):

        Equipment                                                       $ 914
        Accumulated depreciation                                         (160)
                                                                         ----

        Total                                                           $ 754
                                                                        =====


8.   INCOME TAXES

     The components of deferred taxes are (in thousands):

                                                                           1998            1999

     Deferred tax liabilities:
      Intangibles (goodwill, contract rights and trademarks)            $(13,648)      $ (9,746)
      Other prepaid assets                                                (1,265)          (525)
                                                                           ------           ----
                                                                         (14,913)       (10,271)
                                                                          -------        -------
     Deferred tax assets:
      Difference between book and tax basis of property                     1,764            17
      Bad debt reserves                                                       385           461
      Inventory reserves                                                       79            73
      Other reserves and accrued liabilities                                4,617         3,503
      General business credit carryforwards                                   978         1,491
      Accrued compensation and vacation                                       781           867
      Net operating loss carryforward                                       1,707         2,524
                                                                            -----         -----
                                                                           10,311         8,936
                                                                           ------         -----

     Net deferred tax liabilities                                        $ (4,602)     $ (1,335)
                                                                         ========       ========





                                     - F15 -

                                                                          1998            1999

     Net deferred tax liability is recognized as follows in the accompanying 1998 and 1999 consolidated balance sheets:
      Current deferred tax asset                                        $ 2,082        $ 3,756
      Noncurrent deferred tax liability                                  (6,684)        (5,091)
                                                                         ------         ------

     Net deferred tax liability                                        $ (4,602)      $ (1,335)
                                                                       ========       ========

     At December 28, 1999, the Company has $20,388,000 of net operating loss carryforwards, $13,000,000 of which are from the acquisition of Service America. These carryforwards begin to expire in years 2005 through 2018. The Company's future ability to utilize the acquired Service America net operating loss carryforward is limited by section 382 of the Internal Revenue Code of 1986, as amended. The general business credit carryforwards begin to expire in 2005.

     As a result of the 1998 acquisition of Service America Corporation, the Company's valuation allowance was reduced for pre-acquisition tax benefits that management considers more likely than not to be realized at the date of acquisition. This valuation allowance reduction was recognized as part of purchase price adjustments and is not reflected in the tax provision for the year.

     As of December 28, 1999, there was a change in management's estimate of certain items relating to the basis of tax liabilities that existed at the date of the acquisition of Service America. The effect of adjustments to these liabilities, which approximates $970,000, was applied as a decrease to goodwill attributable to the acquisition.

     The provision for income taxes is as follows (in thousands):

                                                                          FISCAL YEAR ENDED
                                                         ---------------------------------------------------------
                                                           DECEMBER 30,        DECEMBER 29,           DECEMBER 28,
                                                              1997                1998                1999


     Current expense                                         $ 319              $ 359             $ 1,718
                                                             -----              -----             -------

     Deferred provision (benefit):
      Changes in temporary differences                       1,125              1,159              (3,267)
     Decrease in valuation                                  (1,125)                -                   -
                                                            ------

         Total deferred provision                                -              1,159              (3,267)
                                                            ------              -----              ------

     Total provision (benefit) for income taxes              $ 319            $ 1,518             $(1,549)
                                                             =====            =======             =======








                                     - F16 -

     The difference between the statutory federal income tax rate and the effective tax rate on net loss is as follows:


                                                              FISCAL YEAR ENDED
                                                  ------------------------------------------------------
                                                    DECEMBER 30,        DECEMBER 29,        DECEMBER 28,
                                                       1997                 1998                1999


Statutory rate                                          (34)%                (34)%               (34)%

Differences:
  State income taxes                                      4                   33                  (3)
  Non-deductible expenses (meals and
    entertainment)                                        1                    2                   1
  Adjustment to valuation allowance                      40                   58                   -
  Goodwill                                                -                    8                   8
  Federal tax credits                                     -                    -                  (2)
  Foreign tax reserve                                     -                    -                   3
  Other                                                   -                    1                   1
                                                                               -                   -

Total provision (benefit) for income taxes               11 %                 68 %               (26)%
                                                         ==                   ==                 ===



9.   EQUITY TRANSACTIONS

     SALE OF COMMON STOCK - During 1997, the Company issued 68.6 shares of common stock for $6,857,000. Of the $6,857,000, $457,000 was financed by the Company in the form of investors' notes and the remaining balance was received in cash.

     During 1998, the Company issued 37.5 shares of common stock for $3,750,000. Of the $3,750,000 , $250,000 was financed by the Company in the form of investors' notes and the remaining balance was received in cash.

     STOCK REDEMPTION - From the proceeds of the Senior Subordinated Notes described in Note 5, Volume Services America paid a $50,000,000 dividend in 1999 to Volume Holdings. Volume Holdings used the proceeds to redeem 194 shares of its common stock (the "Stock Redemption") and to repay a $500,000 note in favor of GE Capital.

     OTHER - At December 30, 1997 and December 29, 1998, other equity consisted of investors' notes receivable due from various investors. These nonrecourse notes were due if the Company should undergo a recapitalization as defined by the note agreements. Because the proceeds of the notes were used to buy Company stock, the notes have been reflected as a reduction of stockholders' equity. All notes were repaid during fiscal 1999 with the proceeds received from the stock redemption noted above.

     At December 28, 1999, other equity consists of loans by the Company to VSI Management and another partnership which holds an indirect ownership in the Company. The loans were used to fund the repurchase of partnership interests from former members of management. Accordingly, these amounts have been included as a reduction to stockholders' equity.


                                     - F17 -

10.         INTEREST RATE HEDGING ARRANGEMENTS

     On January 26, 1998, the Company entered into an interest rate swap transaction with Chase in order to limit its exposure to future fluctuations in London Interbank Offered Rate ("LIBOR") rate related to debt instruments outstanding at that time. The agreement provided for a fixed rate of interest of 5.39% for a period ending January 12, 1999 on a notional amount of $80,000,000. On December 9, 1998, the Company terminated this transaction effective January 12, 1999 and entered into a new interest rate swap transaction providing a fixed interest rate of 5.06% for a two year period on a notional amount of $80,000,000. On March 15, 1999, the Company terminated the interest rate swap effective April 12, 1999 and received $180,000 which was deferred and will be amortized as a reduction to interest expense over the original life of the terminated swap.

     Effective April 15, 1999, the Company entered into an interest cap transaction with the Union Bank of California ("UBOC") for a $10,000,000 notional amount for $4,200. The interest rate cap protects the Company if the three month LIBOR exceeds 7.5% through January 16, 2001.

     The Company entered into an interest rate swap transaction on April 16, 1999 with UBOC for a $30,000,000 notional amount with no up front cost. This swap provides that the Company pays to UBOC one month LIBOR and that UBOC pays to the Company 5.375% each month until April 20, 2001. On October 20, 1999, the Company sold an interest rate floor on this swap to UBOC and received $34,000, which is being marked-to-market. Consequently, in the event that one month LIBOR is less than 5.375% the Company must instead pay 5.375%.

     The counterparties to the Company's interest rate exchange agreements are major financial institutions. Such financial institutions are leading market-makers in the financial derivatives markets and are expected to fully perform under the terms of such exchange agreements.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments and related underlying assumptions are as follows:

     LONG-TERM DEBT - The Company estimates that the carrying value at December 29, 1998 and December 28, 1999 approximates the fair value of the Term Loans and Revolving Credit Facility based upon the variable rate of interest and frequent repricing. The Company estimates that the fair value of the Senior Subordinated Notes to be approximately $98,500,000 (book value $100,000,000) based on third party quotations for the same or similar issues.

     INTEREST RATE HEDGING ARRANGEMENTS - At December 29, 1998, the Company estimates the fair value of the interest rate swap agreement was a gain of approximately $431,000. At December 28, 1999, the Company estimates the fair values of the interest rate swap, cap and floor are a loss of $450,250, a loss of $5,100 and a gain of $1,900, respectively. These figures represent the estimated amounts the Company would pay or receive to terminate these financial instrument agreements, as quoted by the financial institution.

     CURRENT ASSETS AND CURRENT LIABILITIES - The Company estimates the carrying value of these assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.


                                     - F18 -

12.  COMMITMENTS AND CONTINGENCIES

     LEASES AND CLIENT CONTRACTS - The Company operates primarily at its clients' premises pursuant to written contracts. The length of a contract generally ranges from one to twenty years. Certain of these client contracts provide for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $60,402,000 (minimum of approximately $4,500,000) for fiscal 1997 and $86,489,000 (minimum of approximately $3,634,000) for fiscal 1998 and $131,056,000 (minimum of approximately $9,955,000) for fiscal 1999.

     The Company leases a number of real properties and other equipment under varying lease terms which are noncancelable. Rent expense for all operating leases was approximately $255,000, $1,317,000 and $1,085,000 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

     Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows (in thousands):

                                                            COMMISSIONS
                                         OPERATING             AND
     YEAR                                  LEASES           ROYALTIES

     2000                                   $ 376             $ 10,222
     2001                                     312                8,630
     2002                                     191                6,409
     2003                                      86                5,249
     2004                                      37                4,510
     Thereafter                                 -               24,968
                                           ------               ------

     Total                                 $1,002              $59,988
                                           ======              =======


     EMPLOYMENT CONTRACTS - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 28, 1999 if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $5.0 million.

     COMMITMENTS - Pursuant to its contracts with various clients, the Company is committed to spend approximately $6,300,000 during 2000 and $605,000 during 2001 for equipment improvements and location contract rights. In addition, the Company currently is engaged in negotiations pursuant to which it expects to enter into a new contract which will require the Company to fund additional future capital investments of approximately $5,700,000, which would be invested in 2000 and 2001.

     The Company has $5,858,000 of letters of credit collateralizing the Company's performance and other bonds, and $4,893,000 in letters of credit collateralizing the self-insurance reserves of the Company, and $1,448,000 in other letters of credit.


                                     - F19 -

     LITIGATION - On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington Enterprises LLC (collectively, "Silver"). Service America alleged fraud, misrepresentation, negligent misrepresentation, breach of contract and breach of the covenant of good faith and fair dealing in connection with Service America's Exclusive Catering Services Agreement with Silver dated November 21, 1997, and sought damages in excess of $1 million. Silver subsequently filed a counterclaim that alleged breach of contract, sought an accounting and asserted that Service America had commenced the proceeding and acted in bad faith. Silver claims damages for injury to its business in an amount in excess of $11 million. In light of Service America's meritorious defenses, it does not believe that Silver's claims are well-founded in fact or law. Service America is vigorously pursuing its claim and defending against the counterlcaims. The evidentiary proceeding has closed, the parties have made their final arguments in the arbitration and Service America is awaiting the artitrator's decision.

     There are various other claims and pending legal actions against or indirectly involving the Company.

     It is the opinion of management, after considering a number of factors, including, but not limited to, the current status of the litigation (including any settlement discussions), views of retained counsel, the nature of the litigation, the prior experience of the Company, and the amounts which the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or future results of operations of the Company.

13.  RELATED PARTY TRANSACTIONS

     MANAGEMENT FEES - Certain administrative and management functions were provided to VSI by the Blackstone Group through a monitoring agreement. VSI paid Blackstone Management Partners II L.P., an affiliate of Blackstone, management fees of approximately $250,000 in fiscal 1997. Such amounts are included in selling, general and administrative expenses.

     As part of the Acquisition (see Note 5), the Company paid management fees to Blackstone and GE Capital of $250,000 and $167,000, respectively, for consulting, monitoring and financial advisory services provided to the Company. The fee of $250,000 paid to Blackstone Management Partners II L.P. in fiscal 1998 and fiscal 1999 is consistent with the amount paid by the Company in previous years. The Company paid GE Capital management fees of approximately $42,000 and $167,000 for fiscal 1998 and fiscal 1999. Such amounts are included in selling, general and administrative expenses.

     The Company also paid fees of $125,000 in July 1998 and $2,275,000 in December 1998 to the Blackstone Group in connection with the Acquisition, in accordance with the terms of an arrangement entered into in May 1998. Such amounts were included in the calculation of goodwill.

     GE CAPITAL RECEIVABLE - This receivable represents amounts to reimburse Service America for future estimated liabilities (an equal amount has been included in other long-term liabilities) to be paid by Service America on behalf of GE Capital.

     At December 28, 1999, the receivable was $2,061,000 and is included in prepaid and other assets as the receivable is scheduled to be finalized and settled in early 2000. At December 29, 1998, the receivable was $2,364,000 and has been recorded in prepaid and other assets.

     In addition, GE Capital agreed to reimburse Service America for its compensation of one of its employees between August 1998 and August 1999. The total amount that GE Capital paid Service America during 1999 for this reimbursement was $175,000.


                                     - F20 -

     LEASING SERVICES - GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal year 1998 and 1999 for such services, net of discounts earned, were approximately $1,900,000 and $185,000 and are included in selling, general and administrative expense on the statement of operations and comprehensive loss.

     MANAGEMENT INCENTIVE AGREEMENT - During 1998, the Company introduced a discretionary incentive plan whereby general managers and senior management personnel qualify for incentive payments in the event that the Company has exceeded certain financial performance targets. The Company has accrued approximately $373,000 and $865,000 in accrued salaries and vacations in the accompanying balance sheets at December 29, 1998 and December 28, 1999, respectively, for such incentives payable to certain general managers and senior management personnel.

14.  RETIREMENT PLAN

     Volume Services has a 40l(k) defined contribution plan which covers substantially all Volume Services employees. Employees may contribute up to 15% of their eligible earnings and the Company will match 25% of employee contributions up to the first 6% of employee compensation. Contributions to the plan were approximately $203,000 for fiscal 1997, $185,000 for fiscal 1998 and $178,000 for fiscal 1999.

     Service America has a 401(k) defined contribution plan which covers substantially all Service America employees. Employees may contribute up to 16% of their eligible earnings. The Company's contribution is discretionary. No amounts were contributed by the Company to the plan during fiscal 1998 or 1999.

     Effective January 2000, the Volume Service and Service America 40l(k)'s were merged into one plan.

     MULTI-EMPLOYER PENSION PLANS - Certain of the Company's union employees are covered by multi- employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act ("ERISA"), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. The Company may incur a withdrawal liability if a recreational services contract is terminated or not renewed. Amounts charged to expense and contributed to the plans were not material for the periods presented.

15.  CONTRACT RELATED LOSSES

     In March 1998, the Company terminated a concession contract with one of its clients. The Company recognized a loss from this termination of approximately $2,505,000 during fiscal 1997 which includes a $1,100,000 write-down on assets held for sale to their estimated realizable value for the year ended December 30, 1997. As part of the settlement, the Company sold certain assets to the former client. Net proceeds of the sale of these assets totaled $12,575,000 in fiscal 1998.

     The Company terminated three additional concession contracts in fiscal 1998. The Company recognized a loss of approximately $1,423,000 for the year ended December 29, 1998, which relates to the write off of assets relating to the contracts.



                                     - F21 -

     During fiscal 1999, several contracts which the Company intends to continue operating were identified as impaired, as the future undiscounted cash flows of each of these contracts was estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract. As such, the carrying values of these contracts were written down to the Company's estimate of fair value based on the present value of the discounted future cash flows. The Company wrote down approximately $573,000 of property and equipment and $448,000 of contract rights in fiscal 1999.

     During fiscal 1999, the Company recorded a loss for an underperforming contract with estimated future losses of approximately $401,000.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly operating results for the years ended December 29, 1998 and December 28, 1999 are as follows (in thousands):


       YEAR ENDED                                    FIRST         SECOND          THIRD        FOURTH
        DECEMBER 29, 1998                           QUARTER        QUARTER        QUARTER       QUARTER         TOTAL


       Net sales                                   $ 27,294       $ 59,710      $ 99,699       $ 96,738      $ 283,441

       Cost of sales                                 22,422         46,734        77,226         76,151        222,533
       Selling, general, and administrative           4,460          5,037         9,365         10,602         29,464
       Depreciation and amortization                  2,907          3,598         5,182          6,510         18,197
       Transaction related expenses                       -              -           612          2,469          3,081
       Contract related losses                            -              -             -          1,423          1,423
                                                     ------          ------        -----           -----        ------
       Operating income (loss)                       (2,495)         4,341         7,314           (417)         8,743
       Interest expense, net                          2,287          2,263         2,739          4,033         11,322
       Other income, net                                (33)           (99)         (112)          (115)          (359)
                                                        ---            ---          ----           ----           ----
       Income (loss) before income taxes             (4,749)         2,177         4,687         (4,335)        (2,220)
       Income tax provision (benefit)                    19            (19)        1,870           (352)         1,518
                                                         --            ---         -----           ----          -----
       Loss before extraordinary item                (4,768)         2,196         2,817         (3,983)        (3,738)
       Extraordinary loss on debt
        extinguishment, net of taxes                     -              -             -           1,499          1,499
                                                     ------          -----         -----          -----          -----

       Net income (loss)                           $ (4,768)       $ 2,196       $ 2,817       $ (5,482)      $ (5,237)
                                                   ========        =======       =======       ========       ========






                                     - F22 -


       YEAR ENDED                                    FIRST         SECOND         THIRD         FOURTH
        DECEMBER 28, 1999                           QUARTER       QUARTER        QUARTER       QUARTER         TOTAL


       Net sales                                   $ 66,290      $ 116,341     $ 147,058      $ 101,764      $ 431,453

       Cost of sales                                 54,314         90,206       115,033         82,936        342,489
       Selling, general, and administrative           9,444         10,453        13,244          9,572         42,713
       Depreciation and amortization                  6,347          6,818         6,721          6,929         26,815
       Transaction related expenses                   1,018            209           328            (26)         1,529
       Contract related losses                           -              -             -           1,422          1,422
                                                      -----          -----        ------          -----          -----
       Operating income (loss)                       (4,833)         8,655        11,732            931         16,485
       Interest expense, net                          4,632          5,923         6,215          6,259         23,029
       Other income, net                               (101)          (113)          (53)          (209)          (476)
                                                       ----           ----           ---           ----           ----
       Income (loss) before income taxes             (9,364)         2,845         5,570         (5,119)        (6,068)
       Income tax provision (benefit)                (2,670)         2,650          (187)        (1,342)        (1,549)
                                                     ------          -----          ----         ------         ------
       Income (loss) before
        extraordinary item and
        cumulative effect of change
        in accounting principles                     (6,694)           195         5,757         (3,777)        (4,519)
       Extraordinary loss on debt
        extinguishment, net of taxes                    873             -            -              -              873
       Cumulative effect of change in
        accounting principles, net of
        taxes                                           256             -            -              -              256
                                                        ---           ---          ---            ---              ---

       Net income (loss)                           $ (7,823)        $  195       $ 5,757        $ (3,777)      $(5,648)
                                                   ========         ======       =======        ========       =======


17.  NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The senior subordinated notes are jointly and severally, guaranteed by the Company and all of the subsidiaries of Volume Service America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidated financial statements of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of and for the fifty-two week period ended December 29, 1998 and December 28, 1999. As the nonguarantor subsidiaries related to Service America which was acquired in 1998, no information as of December 30, 1997 and for the fifty-two week period then ended is provided.

                                     - F23 -

                      CONSOLIDATING CONDENSED BALANCE SHEET
                        DECEMBER 29, 1998 (IN THOUSANDS)

                                                            COMBINED       COMBINED
                                             PARENT         GUARANTOR    NON-GUARANTOR
     ASSETS                                  COMPANY       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED


     Current Assets:
      Cash and cash equivalents                               $ 8,692         $ 136                         $ 8,828
      Accounts receivable                                      16,958           832                          17,790
      Other current assets                                     23,190         1,217         $ (8,765)        15,642
                                                               ------         -----         --------         ------
            Total current assets                               48,840         2,185           (8,765)        42,260
     Property and equipment                                    67,601         3,382                -         70,983
     Contract rights, net                                      69,407         3,528                -         72,935
     Cost in excess of net assets acquired,
      net                                                      50,585             -                -         50,585
     Investment in subsidiaries                $ 52,241             -             -          (52,241)             -
     Other assets                                    -         32,785             -                -         32,785
                                                 ------        ------                                        ------

     TOTAL ASSETS                              $ 52,241      $269,218       $ 9,095         $(61,006)      $269,548
                                               ========      ========       =======         ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

     Current liabilities:
      Intercompany liabilities                                 $ 899        $ 7,866         $ (8,765)
      Other current liabilities                               46,991          1,667                -       $ 48,658
                                                              ------          -----                        --------
            Total current liabilities                         47,890          9,533           (8,765)        48,658
     Long-term debt                                          155,800              -                -        155,800
     Other liabilities                                        12,849              -                -         12,849
                                                              ------          -----            -----         ------
           Total liabilities                                 216,539          9,533           (8,765)       217,307
                                                             -------         ------           ------        -------

     Stockholders' equity (deficiency):
      Common stock                                 $ -             -              -                -              -
      Additional paid-in capital                66,474        66,474              -          (66,474)        66,474
      Accumulated deficit                      (12,595)      (12,224)          (371)          12,595        (12,595)
      Other                                     (1,638)       (1,571)           (67)           1,638         (1,638)
                                                ------        ------            ---            -----         ------
           Total stockholders' equity
            (deficiency)                        52,241        52,679            (438)        (52,241)        52,241
                                                ------        ------          ------         -------         ------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY
      (DEFICIENCY)                            $ 52,241      $269,218         $ 9,095        $(61,006)      $269,548
                                              ========      ========         =======        ========       ========

                                      -F24-

     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                   YEAR ENDED DECEMBER 29, 1998 (IN THOUSANDS)

                                                           COMBINED         COMBINED
                                            PARENT         GUARANTOR     NON-GUARANTOR
                                            COMPANY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED


      Net sales                                              $273,482         $9,959                        $283,441

      Cost of sales                                           214,776          7,757                         222,533
      Selling, general, and administrative                     27,755          1,709                          29,464
      Depreciation and amortization                            17,333            864                          18,197
      Transaction related expenses                              3,081              -                           3,081
      Contract related losses                                   1,423              -                           1,423
                                                                -----                                          -----
      Operating income (loss)                                   9,114           (371)                          8,743
      Interest expense                                         11,322              -                          11,322
      Other income, net                                          (359)            -                             (359)
                                                                 ----                                           ----
      Loss before income taxes                                 (1,849)          (371)                         (2,220)
      Income tax provision                                      1,518              -                           1,518
                                                                -----                                          -----
      Loss before extraordinary item                           (3,367)          (371)                         (3,738)
      Extraordinary loss                                        1,499              -                           1,499
      Equity in earnings of subsidiaries      $ (5,237)             -              -        $ 5,237                -
                                              --------          -----           ----        -------
      Net loss                                  (5,237)        (4,866)          (371)         5,237           (5,237)

      Other comprehensive loss                      -              -             (67)            -               (67)
                                              --------          -----            ---                             ---

      Comprehensive loss                      $ (5,237)      $ (4,866)        $ (438)       $ 5,237          $ (5,304)
                                              ========       ========         ======        =======          ========




                                      -F25-

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                   YEAR ENDED DECEMBER 29, 1998 (IN THOUSANDS)

                                                                        COMBINED          COMBINED
                                                             PARENT     GUARANTOR       NON-GUARANTOR
                                                             COMPANY   SUBSIDIARIES      SUBSIDIARIES   CONSOLIDATED


     Cash Flows from Operating Activities                 $   (49)     $ 3,185           $ (434)          $  2,702
                                                          -------      -------           ------           --------

     Cash Flows Provided by Investing Activities:
      Decrease in restricted cash                               -             2               -                  2
      Cash purchased in acquisition of Service America          -         1,587               -              1,587
      Payment of acquisition costs                         (2,820)            -               -             (2,820)
      Purchase of minority interest stock of Service
       America                                               (631)            -               -               (631)
      Purchase of property and equipment                        -       (12,313)           (322)           (12,635)
      Proceeds from sale of property and equipment              -         3,349               -              3,349
      Proceeds from assets held for sale                        -        12,575               -             12,575
      Additions to assets held for sale                         -          (607)              -               (607)
      Purchase of contract rights                               -        (6,164)             (5)            (6,169)
                                                            -----        ------              --             ------

           Net cash used in investing activities           (3,451)       (1,571)           (327)            (5,349)
                                                           ------        ------            ----             ------

     Cash Flows from Financing Activities:
      Principal payments on long-term debt                      -      (154,291)              -           (154,291)
      Net borrowings - revolving loans                          -         6,897               -              6,897
      Proceeds from long-term debt                              -       160,000               -            160,000
      Payments of financing costs                               -        (7,859)              -             (7,859)
      Principal payments on capital lease obligations           -          (103)              -               (103)
      Decrease in bank overdrafts                               -        (2,555)            713             (1,842)
      Increase in other equity                                  -          (253)              -               (253)
      Capital contributions                                 3,500             -               -              3,500
                                                            -----                                            -----

           Net cash provided by financing activities        3,500         1,836             713              6,049
                                                            -----         -----             ---              -----

     Increase (decrease) in cash                                -         3,450             (48)             3,402

     Cash and cash equivalents - beginning of period            -         5,242             184              5,426
                                                            -----         -----             ---              -----

     Cash and cash equivalents - end of period                $ -       $ 8,692           $ 136            $ 8,828
                                                              ==        =======           =====            =======





                                      -F26-

                      CONSOLIDATING CONDENSED BALANCE SHEET
                        DECEMBER 28, 1999 (IN THOUSANDS)


                                                            COMBINED       COMBINED
                                                PARENT      GUARANTOR    NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES   SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED

     ASSETS

     Current Assets:
      Cash and cash equivalents                                $ 9,392       $ 2,889                       $ 12,281
      Accounts receivable                                       15,619         1,316                         16,935
      Other current assets                                      29,775           869         $(9,071)        21,573
                                                                ------           ---         -------         ------
             Total current assets                               54,786         5,074          (9,071)        50,789
      Property and equipment                                    65,343         4,058               -         69,401
      Contract rights, net                                      71,814         1,994               -         73,808
      Cost in excess of net assets acquired,
       net                                                      50,000             -               -         50,000
      Investment in subsidiaries                $ (2,386)            -             -           2,386
      Other assets                                    -         34,616             7               -         34,623
                                                   -----        ------             -           -----         ------

      TOTAL ASSETS                              $ (2,386)     $276,559      $ 11,133        $ (6,685)      $278,621
                                                ========      ========      ========        ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

      Current Liabilities:
       Intercompany liabilities                                              $ 9,071        $ (9,071)
       Other current liabilities                              $ 46,220         3,629                       $ 49,849
                                                              --------         -----                       --------
             Total current liabilities                          46,220        12,700          (9,071)        49,849
      Long-term debt                                           222,200             -               -        222,200
      Other liabilities                                          8,958             -               -          8,958
                                                                 -----        ------           -----          -----
             Total liabilities                                 277,378        12,700          (9,071)       281,007
                                                               -------        ------          ------        -------

      Stockholders' Equity (Deficiency):
       Common stock
       Additional paid-in capital              $ 66,474         16,974             -         (16,974)        66,474
       Accumulated deficit                      (18,243)       (16,874)       (1,369)         18,243        (18,243)
       Other                                    (50,617)          (919)         (198)          1,117        (50,617)
                                                -------           ----          ----           -----        -------
            Total stockholders' equity
             (deficiency)                        (2,386)          (819)       (1,567)          2,386         (2,386)
                                                 ------           ----        ------           -----         ------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY
       (DEFICIENCY)                            $ (2,386)      $276,559      $ 11,133        $ (6,685)      $278,621
                                               ========       ========      ========        ========       ========








                                      -F27-

     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                   YEAR ENDED DECEMBER 28, 1999 (IN THOUSANDS)

                                                           COMBINED           COMBINED
                                            PARENT        GUARANTOR         NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED


      Net sales                                            $ 402,150         $ 29,303                       $ 431,453

      Cost of sales                                          318,627           23,862                         342,489
      Selling, general, and administrative                    39,123            3,590                          42,713
      Depreciation and amortization                           24,402            2,413                          26,815
      Transaction related expenses                             1,529                -                           1,529
      Contract related losses                                    972              450                           1,422
                                                                 ---              ---                           -----
      Operating income (loss)                                 17,497           (1,012)                         16,485
      Interest expense                                        23,029                -                          23,029
      Other income, net                                         (461)             (15)                           (476)
                                                                ----              ---                            ----
      Loss before income taxes                                (5,071)            (997)                         (6,068)
      Income tax benefit                                      (1,549)              -                           (1,549)
                                                              ------                                           ------
      Loss before extraordinary item
       and cumulative effect of change in
       accounting principle                                   (3,522)            (997)                         (4,519)
      Extraordinary item, net of
       taxes                                                     873                -                             873
      Cumulative effect of change in
       accounting principle, net of
       taxes                                                     256                -                             256
      Equity in earnings of subsidiaries     $ (5,648)             -                -        $ 5,648                -
                                             --------          -----             ----        -------            -----
      Net loss                                 (5,648)        (4,651)            (997)         5,648           (5,648)
      Other comprehensive loss
       foreign currency                           -               -              (131)            -              (131)
                                             --------          -----   -          ----         -----              ----

      Comprehensive loss                     $ (5,648)      $ (4,651)        $ (1,128)       $ 5,648         $ (5,779)
                                             ========       ========         ========        =======         ========







                                  -F28-

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                   YEAR ENDED DECEMBER 28, 1999 (IN THOUSANDS)


                                                                       COMBINED          COMBINED
                                                           PARENT      GUARANTOR       NON-GUARANTOR
                                                           COMPANY    SUBSIDIARIES     SUBSIDIARIES     CONSOLIDATED

     Cash Flows from Operating  Activities                   $ -      $ 11,759          $ 4,331           $ 16,090
                                                             --       --------          -------           --------

     Cash Flows from Investing Activities:
      Purchase of property and equipment                       -        (9,423)            (995)           (10,418)
      Proceeds from sale of property, plant and
       equipment                                               -           887                -                887
      Purchase of contract rights                              -       (15,221)            (661)           (15,882)
                                                              --       -------             ----            -------

           Net cash used in investing activities               -       (23,757)          (1,656)           (25,413)

     Cash Flows from Financing Activities:
      Principal payments on long-term debt                     -       (46,650)               -            (46,650)
      Net borrowings - revolving loans                         -         9,500                -              9,500
      Proceeds from long-term debt                             -       100,000                -            100,000
      Payments of financing costs                              -        (6,600)               -             (6,600)
      Principal payments on capital lease obligations          -          (189)               -               (189)
      Increase in bank overdrafts                              -         5,483               80              5,563
      Dividend from subsidiary                            49,500       (49,500)               -                  -
      Redemption of stock                                (49,500)            -                -            (49,500)
      Increase in other equity                                 -           652                -                652
                                                              --           ---                                 ---

           Net cash provided by financing activities           -        12,696               80             12,776
                                                              --        ------               --             ------

      Increase in cash                                         -           698            2,755              3,453

      Cash and cash equivalents - beginning of period          -         8,692              136              8,828
                                                              --         -----              ---              -----

      Cash and cash equivalents - end of period               $ -       $ 9,390          $ 2,891           $ 12,281
                                                              ==        =======          =======           ========







                                      -F29-