Form 10-Q
period 2000-03-28
VOLUME SERVICES AMERICA INC
filed 2000-05-11
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 28, 2000 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____ to _____

Commission file number: 333-79419


                          VOLUME SERVICES AMERICA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           57-0969174
           --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



201 East Broad Street, Spartanburg, South Carolina           29306
--------------------------------------------------           -----
   (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (864) 598-8600
                                                     --------------

                                      N/A
                    ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 10, 2000, was 100.

                          VOLUME SERVICES AMERICA, INC.
                                      INDEX

Part I   Financial Information........................................................................................1

Item 1.  Financial Statements (unaudited) -
         Volume Services America Holdings, Inc. and Subsidiaries......................................................1

         Consolidated Balance Sheets as of March 28, 2000 and December 28, 1999.......................................1

         Consolidated Statements of Operations and Comprehensive Loss
         for the Thirteen Week Periods Ended March 28, 2000 and March 30, 1999........................................3

         Consolidated Statement of  Stockholders' Deficiency
         for the Period December 29, 1999 to March 28, 2000...........................................................4

         Consolidated Statements of Cash Flows
         for the Thirteen Week Periods Ended March 28, 2000 and March 30, 1999........................................5

         Notes to Consolidated Financial Statements
         for the Thirteen Week Periods Ended March 28, 2000 and March 30, 1999........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................17

Part II  Other Information...........................................................................................17

Item 1.  Legal Proceedings ............. ............................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.........................................................17

Item 6.  Exhibits and Reports on Form 8-K............................................................................17



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 28, 2000 AND DECEMBER 28, 1999 (IN THOUSANDS)
--------------------------------------------------------------------------------
                                                                                    MARCH 28,          DECEMBER 28,
ASSETS                                                                                2000                 1999
                                                                                 ----------------     ----------------


CURRENT ASSETS:
  Cash and cash equivalents                                                        $     13,402         $     12,281
  Accounts receivable, less allowance for doubtful accounts of
    $971 and $1,348 at March 28, 2000 and December 28, 1999,
    respectively                                                                         16,371               16,935
  Merchandise inventories                                                                11,300               10,947
  Prepaid expenses and other                                                              6,692                6,870
  Deferred tax asset                                                                      3,756                3,756
                                                                                          -----                -----

          Total current assets                                                           51,521               50,789
                                                                                         ------               ------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 45,159               44,518
  Merchandising equipment                                                                43,583               43,261
  Vehicles and other equipment                                                            7,015                6,953
  Construction in process                                                                 1,000                  474
                                                                                          -----                  ---
          Total                                                                          96,757               95,206
  Less accumulated depreciation and amortization                                        (28,680)             (25,805)
                                                                                        -------              -------

          Property and equipment, net                                                    68,077               69,401
                                                                                         ------               ------

OTHER ASSETS:
  Contract rights, net                                                                   72,747               73,808
  Cost in excess of net assets acquired, net                                             49,557               50,000
  Deferred financing costs, net                                                          11,061               11,459
  Trademarks, net                                                                        18,250               18,422
  Other                                                                                   5,132                4,742
                                                                                          -----                -----

          Total other assets                                                            156,747              158,431
                                                                                        -------              -------

TOTAL ASSETS                                                                       $    276,345          $   278,621
                                                                                   ============          ===========





VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 28, 2000 AND DECEMBER 28, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 28,             DECEMBER 28,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2000                   1999
                                                                                  -----------------      -----------------


CURRENT LIABILITIES:
  Current maturities of long-term debt                                                $ 1,150                $ 1,150
  Current maturities of capital lease obligation                                          211                    206
  Accounts payable                                                                     17,211                 17,116
  Accrued salaries and vacations                                                        7,392                  8,050
  Liability for self-insured claims                                                     2,206                  2,186
  Accrued taxes, including income taxes                                                 2,591                  2,706
  Accrued commissions and royalties                                                     8,474                 10,258
  Accrued interest                                                                      1,199                  3,873
  Other                                                                                 6,948                  4,304
                                                                                        -----                  -----

          Total current liabilities                                                    47,382                 49,849
                                                                                       ------                 ------

LONG TERM LIABILITIES
  Long term debt                                                                      230,663                222,200
  Capital lease obligation                                                                361                    416
  Deferred income tax                                                                   5,215                  5,091
  Liability for self-insured claims                                                     1,370                  1,370
  Other liabilities                                                                     1,645                  2,081
                                                                                        -----                  -----

          Total long term liabilities                                                 239,254                231,158
                                                                                      -------                -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value:
    Authorized  - 1,000 shares; issued: 526 at March 28, 2000 and
      December 28, 1999; outstanding: 332 at March 28, 2000 and
      December 28, 1999                                                                     -                      -
  Additional paid-in capital                                                           66,474                 66,474
  Accumulated deficit                                                                 (26,085)               (18,243)
  Accumulated other comprehensive loss                                                   (177)                  (198)
  Treasury stock - at cost (194 shares at March 28, 2000 and
    December 28, 1999)                                                                (49,500)               (49,500)
  Other                                                                                (1,003)                  (919)
                                                                                       ------                   ----

          Total stockholders' deficiency                                              (10,291)                (2,386)
                                                                                      -------                 ------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $ 276,345              $ 278,621
                                                                                    =========              =========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 28, 2000 AND MARCH 30, 1999
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                                                                         THIRTEEN WEEKS ENDED
                                                                                 -------------------------------------
                                                                                    MARCH 28,           MARCH 30,
                                                                                       2000                1999
                                                                                 -----------------   -----------------


Net sales                                                                          $    80,120       $     66,290

Cost of sales                                                                           64,243             54,314
Selling, general, and administrative                                                     9,782              9,444
Depreciation and amortization                                                            6,489              6,347
Transaction related expenses                                                               770              1,018
                                                                                           ---              -----
Operating loss                                                                          (1,164)            (4,833)
Interest expense                                                                         6,602              4,632
Other income, net                                                                          (48)              (101)
                                                                                           ---                ----
Loss before income taxes                                                                (7,718)            (9,364)
Income tax provision (benefit)                                                             124             (2,670)
                                                                                           ---              ------
Loss before extraordinary item and cumulative effect of
  change in accounting principle                                                        (7,842)            (6,694)
Extraordinary loss on debt extinguishment, net of taxes                                      -                873
Cumulative effect of change in accounting principle,
  net of taxes                                                                               -                256
                                                                                                              ---

Net loss                                                                                (7,842)            (7,823)

Other comprehensive gain (loss) - foreign currency translation
  adjustment                                                                                21                (20)
                                                                                            --                ---

Comprehensive loss                                                                 $    (7,821)    $       (7,843)
                                                                                   ===========     ===============


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD DECEMBER 29, 1999 TO MARCH 28, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  ACCUMULATED
                                                        ADDITIONAL                                  OTHER
                              COMMON       COMMON        PAID-IN      TREASURY     ACCUMULATED   COMPREHENSIVE
                              SHARES       STOCK         CAPITAL       STOCK         DEFICIT         LOSS         OTHER      TOTAL

BALANCE,
  DECEMBER 28, 1999             332         $ -        $ 66,474      $ (49,500)    $ (18,243)      $ (198)       $ (919)   $ (2,386)

Loan to investors                 -           -               -              -             -            -           (84)        (84)

Foreign currency translation      -           -               -              -             -           21             -          21

Net loss                          -           -               -              -        (7,842)           -             -      (7,842)
                                                                                      ------                                 ------
BALANCE,
  MARCH 28, 2000                332         $ -        $ 66,474      $ (49,500)    $ (26,085)      $ (177)     $ (1,003)  $ (10,291)
                                ===          ==         ========      =========    =========       ======      ========   =========



See notes to consolidated financial statements







VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 28, 2000 AND MARCH 30, 1999
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     THIRTEEN WEEKS ENDED
                                                                            ---------------------------------------
                                                                               MARCH 28,              MARCH 30,
                                                                                 2000                   1999
                                                                            ----------------       ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (7,842)              $ (7,823)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Extraordinary item                                                                 -                    873
    Cumulative effect of change in accounting
      principle                                                                        -                    256
    Depreciation and amortization                                                  6,489                  6,347
    Amortization of deferred financing costs                                         398                    304
    Deferred tax change                                                              124                 (2,682)
    Loss on disposition of assets                                                     11                      -
    Other                                                                             21                      -
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts and notes receivable                                                564                   (892)
        Merchandise inventories                                                     (353)                (1,233)
        Prepaid expenses                                                             178                   (481)
        Other assets                                                                (399)                  (583)
      Increase (decrease) in liabilities:
        Accounts payable                                                             429                    186
        Accrued salaries and vacations                                              (658)                  (509)
        Liabilities for self-insurance                                                20                   (474)
        Other liabilities                                                         (2,365)                   764
                                                                                  ------                    ---
          Net cash used in operating activities                                   (3,383)                (5,947)
                                                                                  ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (1,602)                (1,224)
  Purchase of contract rights                                                     (1,889)                   (25)
                                                                                  ------                    ---


          Net cash used in investing activities                                   (3,491)                (1,249)
                                                                                  ------                 ------




VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 28, 2000 AND MARCH 30, 1999
(IN THOUSANDS)



                                                                                      THIRTEEN WEEKS ENDED
                                                                                      --------------------
                                                                               MARCH 28,              MARCH 30,
                                                                                 2000                   1999
                                                                               ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                           $ (287)             $ (45,788)
  Net borrowings - revolving loans                                                8,750                  4,500
  Proceeds from long-term debt                                                                         100,000
  Payments of financing costs                                                                           (5,575)
  Principal payments on capital lease obligations                                   (50)                   (46)
  Increase (decrease) in bank overdrafts                                           (334)                 3,110
  Net increase (decrease) in other equity                                           (84)                   627
  Redemption of stock                                                                -                 (49,500)
                                                                                 -------               -------
           Net cash provided by financing
           activities                                                             7,995                  7,328
                                                                                  -----                  -----

INCREASE IN CASH                                                                  1,121                    132

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                            12,281                  8,828
                                                                                 ------                  -----

  End of period                                                                $ 13,402                $ 8,960
                                                                               ========                =======












See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 28, 2000 AND MARCH 30, 1999
--------------------------------------------------------------------------------


1.    GENERAL

     Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company") is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Holdings' financial information is therefore substantially the same as that of Volume Services America. Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"). The Company is owned by current and former members of management, Blackstone Capital Partners II Merchant Banking Fund, L.P. ("BCP II"), and General Electric Capital Corporation ("GE Capital").

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

     The results of operations for the thirteen week period ended March 28, 2000 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending January 2, 2001 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1999.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Transaction Related Expenses - Transaction related expenses for the thirteen weeks ended March 28, 2000 consist of direct costs incurred in connection with the Company's attempt to purchase certain assets. Transaction related expenses for the thirteen weeks ended March 30, 1999 primarily relate to personnel costs, rental costs, and professional fees associated with the acquisition of Service America Corporation.

3.    NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company's 11 1/4% senior subordinated notes due 2009 are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries") except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidating financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 28, 2000 and December 28, 1999 (in the case of the balance sheets) and for the thirteen week periods ended March 28, 2000 and March 30, 1999 (in the case of the statements of operations and the statements of cash flows).



                    CONSOLIDATING CONDENSED BALANCE SHEET
                         MARCH 28, 2000 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         VOLUME       GUARANTOR     NON-GUARANTOR
ASSETS                                  HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                             $ 9,956       $ 3,446                        $13,402
  Accounts receivable                                    14,775         1,596                         16,371
  Other current assets                                   29,933         1,138          $(9,323)       21,748
                                                         ------         -----          -------        ------
        Total current assets                             54,664         6,180           (9,323)       51,521
Property and equipment                                   64,132         3,945               -         68,077
Contract rights, net                                     70,409         2,338               -         72,747
Cost in excess of net assets acquired,
 net                                                     49,557             -               -         49,557
Investment in subsidiaries                $(10,291)           -             -           10,291            -
Other assets                                    -        34,437             6               -         34,443
                                          ---------      ------          ----           ------        ------

TOTAL ASSETS                              $(10,291)    $273,199       $12,469            $ 968      $276,345
                                          ========     ========       =======            =====      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                                            $ 9,323          $(9,323)
  Other current liabilities                             $42,482         4,900               -        $47,382
                                                        -------         -----          --------      -------
           Total current liabilities                     42,482        14,223           (9,323)       47,382
Long-term debt                                          230,663             -               -        230,663
Other liabilities                                         8,591             -               -          8,591
                                                          -----                                        -----
           Total liabilities                            281,736        14,223           (9,323)      286,636
                                                        -------        ------           ------       -------

Stockholders' deficiency:
  Common stock                                 $ -            -             -               -              -
  Additional paid-in capital                66,474       66,474             -          (66,474)       66,474
  Accumulated deficit                      (26,085)     (24,508)       (1,577)          26,085       (26,085)
  Other                                    (50,680)     (50,503)         (177)          50,680       (50,680)
                                           -------      -------          ----           ------       -------

           Total stockholders'
            deficiency                     (10,291)      (8,537)       (1,754)          10,291       (10,291)
                                           -------       ------        ------           ------       -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $(10,291)    $273,199       $12,469            $ 968      $276,345
                                          ========     ========       =======            =====      ========


    CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
           THIRTEEN WEEK PERIOD ENDED MARCH 28, 2000 (IN THOUSANDS)

                                                      COMBINED             COMBINED
                                        VOLUME       GUARANTOR           NON-GUARANTOR
                                       HOLDINGS     SUBSIDIARIES         SUBSIDIARIES           ELIMINATIONS       CONSOLIDATED

Net sales                                                $73,686          $ 6,434                               $80,120

Cost of sales                                             58,818            5,425                                64,243
Selling, general, and administrative                       9,157              625                                 9,782
Depreciation and amortization                              5,888              601                                 6,489
Transaction related expenses                                 770                -                                   770
                                                             ---              ---                                   ---
Operating loss                                              (947)            (217)                               (1,164)
Interest expense                                           6,602                -                                 6,602
Other income, net                                            (40)              (8)                                  (48)
                                                             ---               --                                   ---
Loss before income taxes                                  (7,509)            (209)                               (7,718)
Income tax provision                                         124                -                                   124
                                                             ---             ----                                   ---
Loss before extraordinary item                            (7,633)            (209)                               (7,842)
Extraordinary loss                                                              -
Equity in earnings of subsidiaries       $ (7,842)            -                 -             $ 7,842                -
                                         --------          ------            ----             -------             ------
Net loss                                   (7,842)        (7,633)            (209)              7,842            (7,842)

Other comprehensive gain                       -              -               21                    -                21
                                         --------          ------            ----             -------             ------

Comprehensive loss                       $ (7,842)       $(7,633)          $ (188)            $ 7,842           $(7,821)
                                         ========        =======           ======             =======           =======



                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
           THIRTEEN WEEK PERIOD ENDED MARCH 28, 2000 (IN THOUSANDS)


                                                                COMBINED           COMBINED
                                                     VOLUME     GUARANTOR          NON-GUARANTOR
                                                    HOLDINGS  SUBSIDIARIES        SUBSIDIARIES    CONSOLIDATED

Cash Flows from Operating Activities                     $ -       $ (3,957)          $ 574            $ (3,383)
                                                         --        --------           -----            --------



Cash Flows from Investing Activities:

  Purchase of property and equipment                       -         (1,598)              (4)            (1,602)

  Purchase of contract rights                              -         (1,089)            (800)            (1,889)
                                                                     ------             ----             ------



           Net cash used in investing activities           -         (2,687)            (804)            (3,491)
                                                                     ------             ----             ------



Cash Flows from Financing Activities:
  Principal payments on long-term debt                     -          (287)               -               (287)
  Net borrowings - revolving loans                         -         8,750                -              8,750
  Principal payments on capital lease obligations          -           (50)               -                (50)
  Decrease in bank overdrafts                              -        (1,123)             789               (334)
  Increase in other equity                                 -           (84)              -                 (84)
                                                                       ---                                 ---


           Net cash provided by financing activities       -         7,206              789              7,995
                                                                     -----              ---              -----


Increase in cash                                           -           562              559              1,121

Cash and cash equivalents - beginning of period            -         9,392            2,889             12,281
                                                                     -----            -----             ------

Cash and cash equivalents - end of period                $ -       $ 9,954          $ 3,448           $ 13,402
                                                         ==        =======          =======           ========


CONSOLIDATING CONDENSED BALANCE SHEET
  DECEMBER 28, 1999 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         VOLUME       GUARANTOR     NON-GUARANTOR
ASSETS                                  HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                               $ 9,392       $ 2,889                        $12,281
  Accounts receivable                                      15,619         1,316                         16,935
  Other current assets                                     29,775           869          $(9,071)       21,573
                                                           ------           ---          -------        ------
           Total current assets                            54,786         5,074          (9,071)        50,789
Property and equipment                                     65,343         4,058               -         69,401
Contract rights, net                                       71,814         1,994               -         73,808
Cost in excess of net assets acquired,
  net                                                      50,000             -               -         50,000
Investment in subsidiaries                 $(2,386)             -             -           2,386
Other assets                                    -          34,616             7               -         34,623
                                            -------        ------       -------           -----         ------

TOTAL ASSETS                               $(2,386)      $276,559       $11,133          $(6,685)     $278,621
                                           =======       ========       =======          =======      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Intercompany liabilities                                              $ 9,071         $(9,071)
  Other current liabilities                               $46,220         3,629                        $49,849
                                                          -------         -----                        -------
           Total current liabilities                       46,220        12,700          (9,071)        49,849
Long-term debt                                            222,200             -               -        222,200
Other liabilities                                           8,958             -               -          8,958
                                                            -----                                        -----
           Total liabilities                              277,378        12,700           (9,071)      281,007
                                                          -------        ------           ------       -------

Stockholders' Deficiency:
  Common stock
  Additional paid-in capital               $66,474         16,974             -         (16,974)        66,474
  Accumulated deficit                      (18,243)       (16,874)       (1,369)         18,243        (18,243)
  Other                                    (50,617)          (919)         (198)          1,117        (50,617)
                                           -------           ----          ----           -----        -------
           Total stockholders'
             deficiency                     (2,386)          (819)       (1,567)          2,386         (2,386)
                                            ------           ----        ------           -----         ------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                 $(2,386)      $276,559       $11,133         $(6,685)      $278,621
                                           =======       ========       =======          =======      ========



     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
            THIRTEEN WEEK PERIOD ENDED MARCH 30, 1999 (IN THOUSANDS)


                                                  COMBINED           COMBINED
                                     VOLUME       GUARANTOR        NON-GUARANTOR
                                    HOLDINGS     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED



Net sales                                            $ 59,252         $ 7,038                         $ 66,290

Cost of sales                                          48,280           6,034                           54,314
Selling, general, and administrative                    8,599             845                            9,444
Depreciation and amortization                           5,687             660                            6,347
Transaction related expenses                            1,018               -                            1,018
                                                        -----           -----                            -----
Operating loss                                         (4,332)           (501)                          (4,833)
Interest expense                                        4,632               -                            4,632
Other income, net                                        (101)                                            (101)
                                                         ----           -----                             ----
Loss before income taxes                               (8,863)           (501)                          (9,364)
Income tax benefit                                     (2,670)             -                            (2,670)
                                                       ------           -----                           ------
Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                                 (6,193)           (501)                          (6,694)
Extraordinary item, net of
  taxes                                                   873               -                              873
Cumulative effect of change in
  accounting principle, net of
  taxes                                                   256               -                              256
Equity in earnings of subsidiaries     $(7,823)            -                -         $ 7,823                -
                                       -------         ------           -----         -------            -----
Net loss                                (7,823)        (7,322)           (501)          7,823           (7,823)
Other comprehensive loss
  foreign currency                          -              -              (20)             -               (20)
                                       -------         ------           -----         -------            -----

Comprehensive loss                     $(7,823)      $ (7,322)         $ (521)        $ 7,823         $ (7,843)
                                       =======       ========          ======         =======         ========


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
            THIRTEEN WEEK PERIOD ENDED MARCH 30, 1999 (IN THOUSANDS)

                                                               COMBINED           COMBINED
                                                   VOLUME      GUARANTOR          NON-GUARANTOR
                                                  HOLDINGS   SUBSIDIARIES        SUBSIDIARIES    CONSOLIDATED


Cash Flows from Operating  Activities                   $ -       $ (7,706)        $ 1,759            $ (5,947)
                                                        --        --------         -------            --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                       -          (813)            (411)            (1,224)
  Purchase of contract rights                              -           (25)              -                 (25)
                                                                       ---             ----             ------

           Net cash used in investing activities           -          (838)            (411)            (1,249)
                                                                      ----             ----             ------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                     -       (45,788)               -            (45,788)
  Net borrowings - revolving loans                         -         4,500                -              4,500
  Proceeds from long-term debt                             -       100,000                -            100,000
  Payments of financing costs                              -        (5,575)               -             (5,575)
  Principal payments on capital lease obligations          -           (46)               -                (46)
  Increase (decrease) in bank overdrafts                   -         4,412           (1,302)             3,110
  Redemption of stock                                              (49,500)               -            (49,500)
  Increase in other equity                                 -           627                -                627
                                                         ---        ------            -----             ------

    Net cash provided by (used in) financing activities    -         8,630            (1,302)            7,328
                                                         ---         -----            ------            ------

Increase in cash                                           -            86               46                132

Cash and cash equivalents - beginning of period            -         8,692              136              8,828
                                                         ---         -----              ---              -----

Cash and cash equivalents - end of period                $ -       $ 8,778            $ 182            $ 8,960
                                                         ==        =======            =====            =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     Quarter Ended March 28, 2000 Compared to the Quarter Ended March 30, 1999

     NET SALES - Net sales of $80.1 million for the quarter ended March 28, 2000 increased $13.8 million from $66.3 million in the prior year. The increase was due in part to ten National Football League ("NFL") games, six post-season playoff games and four 1999 regular season games, that occurred in the first quarter of fiscal 2000, as compared to three games in the first quarter of fiscal 1999. The NFL activity generated an increase in net sales of $5.0 million. In addition, net sales increased by $5.0 million as a result of five new service contracts including the Louisiana Superdome and New Orleans Sports Arena. Of the remaining $3.8 million increase, $2.9 million was due primarily to an increase in convention center net sales.

     COST OF SALES - Cost of sales of $64.2 million for the quarter ended March 28, 2000 increased $9.9 million from $54.3 million in the prior year period as a result of the higher sales volume. Cost of sales as a percentage of net sales declined 1.7% from the prior year due primarily to non-recurring start-up costs associated with the opening of five new service contracts in the 1999 period, significant cost savings achieved through operating efficiencies at certain accounts, a change in the sales mix (with a higher concentration of sales in sports facilities, which typically have lower cost margins than convention centers), and the closure of two large convention center accounts with high cost to sales ratios.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses of $9.8 million for the quarter ended March 28, 2000 were $0.3 million higher than the 1999 period. Selling, general and administrative expenses as a percentage of net sales declined from 14.2% in the 1999 period to 12.2% in the first quarter of fiscal 2000 primarily as a result of the synergies achieved through the acquisition and integration of Service America with Volume Services.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization of $6.5 million for the quarter ended March 28, 2000 increased $0.2 million from the prior year. The increase was primarily due to capital expenditures of $28.6 million made from March 31, 1999 through March 28, 2000.

     TRANSACTION RELATED EXPENSES - Costs of $0.8 million were incurred in the quarter ended March 28, 2000 in connection with the Company's attempt to acquire certain assets. For the quarter ended March 30, 1999, $1.0 million in expenses were incurred primarily relating to personnel costs, rental costs, and professional fees associated with the acquisition of Service America and the subsequent downsizing of Service America's headquarters in Stamford, CT.

     OPERATING LOSS - Operating loss declined $3.7 million in the quarter ended March 28, 2000 from the prior year. The improvement was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 28, 2000, net cash used in operating activities was $3.4 million compared to $5.9 million in the prior year. The $2.5 million improvement was primarily due to the previously noted $4.0 million decrease in operating loss in the 2000 period as compared to the 1999 period, partially offset by a $2.0 million increase in interest expense due primarily to the 1999 issuance of $100.0 million of senior subordinated notes.

     For the quarter ended March 28, 2000, net cash used in investing activities was $3.5 million compared to $1.2 million in the quarter ended March 30, 1999. The components of net cash used in investing activities were the purchases of property and equipment and investments in contract rights in connection with acquiring or renewing contracts. The $2.3 million increase in cash used in investing activities primarily relates to $1.9 million for the purchase of contract rights associated with three new service contracts and the renewal of three existing service contracts.

     For the quarter ended March 28, 2000, net cash provided by financing activities was $8.0 million compared to $7.3 million in the quarter ended March 30, 1999. The activity in the first quarter of fiscal 2000 primarily reflects $8.8 million borrowed under the Company's revolving credit facility to fund working capital. The 1999 figure reflects the issuance of $100.0 million of senior subordinated notes, and the use of proceeds to retire $45.0 million of senior secured debt and $0.5 million of GE Capital debt, redeem $49.5 million of stock, and pay related fees of $5.6 million. Excluding the financing, we borrowed $4.5 million under our revolving credit facility in the 1999 period and increased bank overdrafts (outstanding checks) by $3.1 million to fund working capital and capital expenditures.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of March 28, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risk that were presented in the Company's Form 10-K for the year ended December 28, 1999.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington Enterprises LLC. On May 9, 2000, the arbitrator reached a decision in this matter, and the decision does not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     As of March 29, 2000, the registrant's sole shareholder elected each of David Blitzer, John T. Dee, Howard A. Lipson and Peter Wallace by written consent to serve as directors of the registrant.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     27     Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


                                 VOLUME SERVICES AMERICA, INC.


                                 By:      /s/ Kenneth R. Frick
                                          -------------------------------------
                                 Name:    Kenneth R. Frick
                                 Title:   Vice President and
                                          Chief Financial Officer