Form 10-Q
period 2000-06-27
VOLUME SERVICES AMERICA INC
filed 2000-08-10
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For  the quarterly period ended June 27, 2000 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____ to _____

Commission file number: 333-79419


                          VOLUME SERVICES AMERICA, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            57-0969174
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



201 East Broad Street, Spartanburg, South Carolina                      29306
--------------------------------------------------                      -----
   (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:  (864) 598-8600

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

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at August 9, 2000, was 100.

                          VOLUME SERVICES AMERICA, INC.
                                      INDEX

Part I   Financial Information........................................................................................2

Item 1.  Financial Statements (unaudited) -
         Volume Services America Holdings, Inc. and Subsidiaries......................................................2

         Consolidated Balance Sheets as of June 27, 2000 and December 28, 1999
         Volume Services America Holdings, Inc........................................................................2

         Consolidated Statements of Operations and Comprehensive Gain (Loss)
         for the Thirteen and Twenty-Six Week Periods Ended June 27, 2000 and June 29, 1999...............

         Consolidated Statement of Stockholders' Deficiency
         for the Period December 29, 1999 to June 27, 2000.................................

         Consolidated Statements of Cash Flows
         for the Twenty-Six Week Periods Ended June 27, 2000 and June 29, 1999................

         Notes to Consolidated Financial Statements
         for the Twenty-Six Week Periods Ended June 27, 2000 and June 29, 1999.................

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................

Part II  Other Information...........................................................................................22

Item 1.  Legal Proceedings...........................................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders...............................

Item 6.  Exhibits and Reports on Form 8-K..............................................................................22


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 27, 2000 AND DECEMBER 28, 1999 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------

                                                                                    JUNE 27,           DECEMBER 28,
ASSETS                                                                                2000                 1999
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                      $        14,880        $      12,281
  Accounts receivable, less allowance for doubtful accounts of
    $674 and $1,348 at June 27, 2000 and December 28, 1999,
    respectively                                                                          19,036               16,935
  Merchandise inventories                                                                 14,398               10,947
  Prepaid expenses and other                                                               3,472                6,870
  Deferred tax asset                                                                       3,756                3,756
                                                                                 ----------------       --------------

          Total current assets                                                             55,542               50,789
                                                                                 ----------------       ---------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                   46,192               44,518
  Merchandising equipment                                                                  43,705               43,261
  Vehicles and other equipment                                                              7,474                6,953
  Construction in process                                                                     418                  474
                                                                                 -----------------      ---------------
          Total                                                                            97,789               95,206
  Less accumulated depreciation and amortization                                          (31,195)             (25,805)
                                                                                 ------------------     ---------------

          Property and equipment, net                                                      66,594               69,401
                                                                                 ------------------     ---------------

OTHER ASSETS:
  Contract rights, net                                                                     74,726               73,808
  Cost in excess of net assets acquired, net                                               49,114               50,000
  Deferred financing costs, net                                                            10,663               11,459
  Trademarks, net                                                                          18,078               18,422
  Other                                                                                     5,134                4,742
                                                                                 -----------------      ---------------

          Total other assets                                                              157,715              158,431
                                                                                 -----------------      ---------------

TOTAL ASSETS                                                                       $      279,851          $   278,621
                                                                                 =================      ===============


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 27, 2000 AND DECEMBER 28, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      JUNE 27,             DECEMBER 28,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2000                   1999
                                                                                  -----------------      -----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                     $ 1,150                $ 1,150
  Current maturities of capital lease obligation                                               215                    206
  Accounts payable                                                                          22,198                 17,116
  Accrued salaries and vacations                                                            11,343                  8,050
  Liability for self-insured claims                                                          2,099                  2,186
  Accrued taxes, including income taxes                                                      4,352                  2,706
  Accrued commissions and royalties                                                         20,614                 10,258
  Accrued interest                                                                           3,699                  3,873
  Other                                                                                      4,098                  4,304
                                                                                           --------               --------

          Total current liabilities                                                         69,768                 49,849
                                                                                           --------               --------

LONG TERM LIABILITIES:
  Long term debt                                                                           212,125                222,200
  Capital lease obligation                                                                     306                    416
  Deferred income tax                                                                        3,086                  5,091
  Liability for self-insured claims                                                          1,786                  1,370
  Other liabilities                                                                          1,090                  2,081
                                                                                           --------               --------

          Total long term liabilities                                                      218,393                231,158
                                                                                           -------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value:
    Authorized  - 1,000 shares; issued: 332 at June 27, 2000 and
      December 28, 1999; outstanding: 332 at June 27, 2000 and
      December 28, 1999                                                                          -                      -
  Additional paid-in capital                                                                66,474                 66,474
  Accumulated deficit                                                                      (24,038)               (18,243)
  Accumulated other comprehensive loss                                                        (241)                  (198)
  Treasury stock - at cost (194 shares at June 27, 2000 and
    December 28, 1999)                                                                     (49,500)               (49,500)
  Other                                                                                     (1,005)                  (919)
                                                                                           --------               --------

          Total stockholders' deficiency                                                    (8,310)                (2,386)
                                                                                           --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $ 279,851              $ 278,621
                                                                                         =========              =========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS) (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 2000 AND JUNE 29, 1999
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                         --------------------------------------------------------------------------
                                                             JUNE 27,            JUNE 29,            JUNE 27,          JUNE 29,
                                                               2000                1999                2000              1999
                                                         ------------------  -----------------   ------------------  --------------

Net sales                                                  $      143,637      $     116,341       $     223,757     $    182,631

Cost of sales                                                     115,733             90,206             179,976          144,520
Selling, general, and administrative                               13,037             10,453              22,614           19,897
Depreciation and amortization                                       6,686              6,818              13,175           13,165
Transaction related expenses                                           12                209                 782            1,227
Contract related losses                                             1,809                  -               2,014                -
                                                           ---------------     --------------      --------------    -------------
Operating profit                                                    6,360              8,655               5,196            3,822
Interest expense                                                    6,551              5,923              13,153           10,555
Other income, net                                                    (109)              (113)               (157)            (215)
                                                           ---------------     --------------      --------------    -------------
Profit (loss) before income taxes                                     (82)             2,845              (7,800)          (6,518)
Income tax provision (benefit)                                     (2,129)             2,650              (2,005)             (19)
                                                           ---------------     --------------      --------------    -------------
Profit (loss) before extraordinary item and cumulative
  effect of change in accounting principle                          2,047                195              (5,795)          (6,499)
Extraordinary loss on debt extinguishment, net of taxes                 -                  -                   -              873
Cumulative effect of change in accounting principle,
  net of taxes                                                          -                  -                   -              256
                                                           ---------------     --------------      --------------    -------------

Net profit (loss)                                                   2,047                195              (5,795)          (7,628)

Other comprehensive loss - foreign currency translation
  adjustment                                                          (64)              (130)                (43)            (150)
                                                           ---------------     --------------      --------------    -------------

Comprehensive gain (loss)                                  $        1,983      $          65      $       (5,838)    $     (7,778)
                                                           ===============     ==============     ===============    =============


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD DECEMBER 29, 1999 TO JUNE 27, 2000
(IN THOUSANDS, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                          ADDITIONAL                                     OTHER
                       COMMON     COMMON   PAID-IN      TREASURY      ACCUMULATED    COMPREHENSIVE
                       SHARES     STOCK    CAPITAL       STOCK          DEFICIT          LOSS               OTHER         TOTAL

BALANCE,
  DECEMBER 28, 1999     332       $ -     $ 66,474     $(49,500)     $ (18,243)       $ (198)             $ (919)     $ (2,386)

Loan to investors         -         -            -            -              -             -                 (86)          (86)

Foreign currency
   translation            -         -            -            -              -           (43)                  -           (43)

Net loss                  -         -            -            -         (5,795)            -                   -        (5,795)
                       -----      -----   ---------    ---------     ----------       -------           ---------     ---------
BALANCE,
  JUNE 27, 2000         332       $ -     $ 66,474     $(49,500)     $ (24,038)       $ (241)           $ (1,005)     $ (8,310)
                       =====      =====   =========    =========     ==========       =======           =========     =========



See notes to consolidated financial statements












VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 2000 AND JUNE 29, 1999
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    TWENTY-SIX WEEKS ENDED
                                                                            ---------------------------------------
                                                                            ---------------------------------------
                                                                               JUNE 27,               JUNE 29,
                                                                                 2000                   1999
                                                                            ----------------       ----------------
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (5,795)              $ (7,628)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Extraordinary item                                                                    -                    873
    Cumulative effect of change in accounting
      principle                                                                           -                    256
    Depreciation and amortization                                                    13,175                 13,165
    Amortization of deferred financing costs                                            796                    574
    Contract related losses                                                           1,709                      -
    Deferred tax change                                                              (2,005)                  (120)
    (Gain) loss on disposition of assets                                                  7                     (5)
    Other                                                                               (43)                  (150)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts and notes receivable                                                (2,818)                  (789)
        Merchandise inventories                                                      (3,451)                (2,474)
        Prepaid expenses                                                              1,459                 (1,676)
        Other assets                                                                   (751)                  (138)
      Increase (decrease) in liabilities:
        Accounts payable                                                              3,686                 (2,033)
        Accrued salaries and vacations                                                3,293                  1,150
        Liabilities for self-insurance                                                  329                   (977)
        Other liabilities                                                            10,450                  8,993
                                                                                    --------                -------
          Net cash provided by operating activities                                  20,041                  9,021
                                                                                    --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of acquisition costs                                                                                 (10)
  Purchase of property and equipment                                                 (3,681)                (4,205)
  Purchase of contract rights                                                        (4,896)                (5,966)
                                                                                    --------                -------

          Net cash used in investing activities                                      (8,577)               (10,181)
                                                                                    --------               --------



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 2000 AND JUNE 29, 1999
(IN THOUSANDS)


                                                                                    TWENTY-SIX WEEKS ENDED
                                                                               -------------------------------
                                                                               JUNE 27,               JUNE 29,
                                                                                 2000                   1999
                                                                               --------               --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                        $   (575)             $ (45,788)
  Net borrowings (repayments) - revolving loans                                 (9,500)                 5,000
  Proceeds from long-term debt                                                                        100,000
  Payments of financing costs                                                                          (5,682)
  Principal payments on capital lease obligations                                 (100)                   (93)
  Increase in bank overdrafts                                                    1,396                  3,734
  Net increase (decrease) in other equity                                          (86)                   731
  Redemption of stock                                                                -                (49,500)
                                                                              ---------            -----------
           Net cash provided by (used in) financing
            activities                                                          (8,865)                 8,402
                                                                              ---------            -----------

INCREASE IN CASH                                                                 2,599                  7,242

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                           12,281                  8,828
                                                                              ---------            -----------

  End of period                                                               $ 14,880             $   16,070
                                                                              =========            ===========







See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 2000 AND JUNE 29, 1999
--------------------------------------------------------------------------------


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

     The results of operations for the twenty-six week period ended June 27, 2000 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending January 2, 2001 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1999.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Transaction Related Expenses - Transaction related expenses for the twenty-six weeks ended June 27, 2000 consist of direct costs incurred in connection with the Company's attempt to purchase certain assets. Transaction related expenses for the twenty-six weeks ended June 29, 1999 primarily relate to personnel costs, rental costs, and professional fees associated with the acquisition of Service America Corporation.

3.   CONTRACT RELATED LOSSES

     During the thirteen weeks ended June 27, 2000, a contract that the Company intends to continue operating was identified as impaired, as the future undiscounted cash flows were estimated to be insufficient to recover the related carrying value of the property and equipment and other assets. As such, the carrying values were written down to the Company's estimate of fair value based on the present value of the discounted future cash flows. The Company wrote down approximately $686,000 of property and equipment and $269,000 of other assets.

     On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Hungtington Enterprises LLC. In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payment from either paty to the other. As a result, the Company wrote off its receivable in the amount of $754,000 and recorded approximately $305,000 in related legal fees. Approximately $100,000 of the legal fees were incurred in the thirteen weeks ended June 27, 2000 and $205,000 were incurred in the thirteen weeks ended March 28, 2000.

4.    NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries") except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidating financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 27, 2000 and December 28, 1999 (in the case of the balance sheets) for the thirteen and twenty-six week periods ended June 27, 2000 and June 29, 1999 (in the case of the statements of operations) and for the twenty-six week periods ended June 27, 2000 and June 29, 1999 (in the case of the statements of cash flows).


                    CONSOLIDATING CONDENSED BALANCE SHEET
                         JUNE 27, 2000 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         VOLUME       GUARANTOR     NON-GUARANTOR
ASSETS                                  HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                               $13,874       $ 1,006                        $14,880
  Accounts receivable                                      17,039         1,997                         19,036
  Other current assets                                     29,479         1,150         $(9,003)        21,626
                                                          --------      --------        --------       --------
           Total current assets                            60,392         4,153          (9,003)        55,542
Property and equipment                                     62,766         3,828               -         66,594
Contract rights, net                                       72,551         2,175               -         74,726
Cost in excess of net assets acquired,
  net                                                      49,114             -               -         49,114
Investment in subsidiaries                $ (8,310)             -             -           8,310              -
Other assets                                     -         33,868             7               -         33,875
                                          ---------       --------       -------        --------       --------

TOTAL ASSETS                              $ (8,310)      $278,691       $10,163         $  (693)       $279,851
                                          =========      ========       ========        ========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                                              $ 9,003         $(9,003)
  Other current liabilities                               $66,560         3,208               -        $69,768
                                                         ---------      --------        --------       --------
           Total current liabilities                       66,560        12,211          (9,003)        69,768
Long-term debt                                            212,125            -                -        212,125
Other liabilities                                           6,268            -                -          6,268
                                                         ---------      --------        --------       --------
           Total liabilities                              284,953        12,211          (9,003)       288,161
                                                         ---------      --------        --------       --------

Stockholders' deficiency:
  Common stock                             $     -              -            -                -              -
  Additional paid-in capital                66,474         66,474            -          (66,474)        66,474
  Accumulated deficit                      (24,038)       (22,231)       (1,807)         24,038        (24,038)
  Other                                    (50,746)       (50,505)         (241)         50,746        (50,746)
                                           --------      ---------      --------        --------       --------
           Total stockholders'
             deficiency                     (8,310)        (6,262)       (2,048)          8,310         (8,310)
                                           --------      ---------      --------        --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (8,310)      $ 278,691      $10,163         $  (693)       $279,851
                                          =========      ==========     ========        ========      =========



 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE GAIN ( LOSS)
            THIRTEEN WEEK PERIOD ENDED JUNE 27, 2000 (IN THOUSANDS)

                                                     COMBINED          COMBINED
                                       VOLUME        GUARANTOR        NON-GUARANTOR
                                      HOLDINGS     SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED


Net sales                                              $ 136,429         $ 7,208                          $ 143,637

Cost of sales                                            109,836           5,897                            115,733
Selling, general, and administrative                      12,107             930                             13,037
Depreciation and amortization                              6,064             622                              6,686
Transaction related expenses                                  12               -                                 12
Contract related losses                       -            1,809               -                -             1,809
                                         -------       ----------        --------         --------        ----------
Operating profit (loss)                                    6,601            (241)                             6,360
Interest expense                                           6,551               -                              6,551
Other income, net                             -              (97)            (12)               -              (109)
                                         -------       ----------        --------         --------        ----------
Loss before income taxes                                     147            (229)                               (82)
Income tax benefit                            -           (2,129)              -                -            (2,129)
                                         -------       ----------        --------         --------        ----------
Profit (Loss) before extraordinary item                    2,276            (229)                             2,047
Extraordinary loss                                                             -
Equity in earnings of subsidiaries       $ 2,047               -               -          $ (2,047)               -
                                         --------      ----------        --------         ---------       ----------
Net profit (loss)                          2,047           2,276            (229)           (2,047)           2,047

Other comprehensive loss                       -               -              (64)              -                (64)
                                         -------       ----------        --------         ---------       ----------

Comprehensive gain (loss)                $ 2,047       $   2,276          $ (293)         $ (2,047)       $   1,983
                                         ========      ==========        ========         =========       ==========



     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
           TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 2000 (IN THOUSANDS)

                                                          COMBINED        COMBINED
                                         VOLUME          GUARANTOR       NON-GUARANTOR
                                        HOLDINGS        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       CONSOLIDATED

Net sales                                                  $ 210,115        $ 13,642                           $ 223,757

Cost of sales                                                168,654          11,322                             179,976
Selling, general, and administrative                          21,059           1,555                              22,614
Depreciation and amortization                                 11,951           1,224                              13,175
Transaction related expenses                                     782               -                                 782
Contract related losses                          -             2,014               -               -               2,014
                                           --------        ----------       ---------         --------         ----------
Operating profit (loss)                                        5,655            (459)                              5,196
Interest expense                                              13,153               -                              13,153
Other income, net                                -              (137)            (20)              -                (157)
                                           --------        ----------       ---------         --------         ----------
Loss before income taxes                                      (7,361)           (439)                             (7,800)
Income tax benefit                               -            (2,005)             -                -              (2,005)
                                           --------        ----------       ---------         --------         ----------
Loss before extraordinary item                                (5,356)           (439)                             (5,795)
Extraordinary loss                                                                 -
Equity in earnings of subsidiaries         $ (5,795)               -               -          $ 5,795                  -
                                           ---------       ----------       ---------         --------         ----------
Net loss                                     (5,795)          (5,356)           (439)           5,795             (5,795)

Other comprehensive loss                         -                -              (43)              -                 (43)
                                           ---------       ----------       ---------         --------

Comprehensive loss                         $ (5,795)       $  (5,356)       $   (482)         $ 5,795          $  (5,838)
                                           =========       ==========       =========         ========         ==========



                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
           TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 2000 (IN THOUSANDS)

                                                                COMBINED            COMBINED
                                                     VOLUME     GUARANTOR         NON-GUARANTOR
                                                    HOLDINGS  SUBSIDIARIES        SUBSIDIARIES      CONSOLIDATED


Cash Flows from Operating Activities                  $ -      $ 19,996            $    45           $ 20,041
                                                      ----     ---------           --------          ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment                    -        (3,299)              (382)            (3,681)
  Purchase of contract rights                           -        (4,096)              (800)            (4,896)
                                                      ----     ---------           --------          ---------

           Net cash used in investing activities        -        (7,395)            (1,182)            (8,577)
                                                      ----     ---------           --------          ---------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                  -          (575)                 -               (575)
  Net repayments - revolving loans                      -        (9,500)                 -             (9,500)
  Principal payments on capital lease obligations       -          (100)                 -               (100)
  Increase (decrease) in bank overdrafts                -         2,140               (744)             1,396
  Decrease in other equity                              -           (86)                 -                (86)
                                                      ----     ---------           --------          ---------

           Net cash used in financing activities        -        (8,121)              (744)            (8,865)
                                                      ----     ---------           --------          ---------

Increase (decrease)in cash                              -         4,480             (1,881)             2,599

Cash and cash equivalents - beginning of period         -         9,392              2,889             12,281
                                                      ----     ---------           --------           --------

Cash and cash equivalents - end of period             $ -      $ 13,872            $ 1,008           $ 14,880
                                                      ====     =========           ========          =========




                    CONSOLIDATING CONDENSED BALANCE SHEET
                       DECEMBER 28, 1999 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         VOLUME       GUARANTOR     NON-GUARANTOR
ASSETS                                  HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                               $ 9,392       $ 2,889                       $ 12,281
  Accounts receivable                                      15,619         1,316                         16,935
  Other current assets                                     29,775           869         $ (9,071)       21,573
                                                          --------      --------        ---------     ---------
           Total current assets                            54,786         5,074           (9,071)       50,789
Property and equipment                                     65,343         4,058                -        69,401
Contract rights, net                                       71,814         1,994                -        73,808
Cost in excess of net assets acquired,
  net                                                      50,000             -                -        50,000
Investment in subsidiaries                $ (2,386)             -             -            2,386
Other assets                                     -         34,616             7                -        34,623
                                          ---------       --------      --------         --------     ---------

TOTAL ASSETS                              $ (2,386)     $ 276,559       $11,133         $ (6,685)    $ 278,621
                                          =========     ==========      ========        =========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Intercompany liabilities                                              $ 9,071         $ (9,071)
  Other current liabilities                             $  46,220         3,629                       $ 49,849
                                                        ----------      --------        ---------     ---------
           Total current liabilities                       46,220        12,700           (9,071)       49,849
Long-term debt                                            222,200             -                -       222,200
Other liabilities                                           8,958             -                -         8,958
                                                        ----------      --------        ---------     ---------
           Total liabilities                              277,378        12,700           (9,071)      281,007
                                                        ----------      --------        ---------     ---------

Stockholders' Deficiency:
  Common stock
  Additional paid-in capital              $ 66,474         16,974             -          (16,974)       66,474
  Accumulated deficit                      (18,243)       (16,874)       (1,369)          18,243       (18,243)
  Other                                    (50,617)          (919)         (198)           1,117       (50,617)
                                          ---------      ---------      --------        ---------     ---------
           Total stockholders'
             deficiency                     (2,386)          (819)       (1,567)           2,386        (2,386)
                                          ---------      ---------      --------        ---------     ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (2,386)     $ 276,559       $11,133         $ (6,685)    $ 278,621
                                          =========     =========       ========        =========    ==========




  CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)
           THIRTEEN WEEK PERIOD ENDED JUNE 29, 1999 (IN THOUSANDS)

                                                   COMBINED        COMBINED
                                     VOLUME       GUARANTOR       NON-GUARANTOR
                                    HOLDINGS     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED

Net sales                                           $ 107,225         $ 9,116                        $ 116,341

Cost of sales                                          83,135           7,071                           90,206
Selling, general, and administrative                    9,410           1,043                           10,453
Depreciation and amortization                           6,133             685                            6,818
Transaction related expenses                              209               -                              209
                                     --------       ----------        --------         -------       ----------
Operating profit                                        8,338             317                            8,655
Interest expense                                        5,879              44                            5,923
Other income, net                                        (103)            (10)                            (113)
                                     --------       ----------        --------         -------       ----------
Profit before income taxes                              2,562             283                            2,845
Income tax provision                                    2,650               -                            2,650
                                     --------       ----------        --------         -------       ----------
Profit (Loss) before extraordinary item
  and cumulative effect of change in
  accounting principle                                    (88)            283                              195
Extraordinary item, net of
  taxes                                                                     -
Cumulative effect of change in
  accounting principle, net of
  taxes                                                                     -
Equity in earnings of subsidiaries    $ 195                 -               -           $ (195)              -
                                      -------        ---------         -------          -------       ---------
Net profit (loss)                       195               (88)            283             (195)            195
Other comprehensive loss
  foreign currency                        -                 -            (130)               -            (130)
                                      -------        ---------         -------          -------       ---------

Comprehensive gain (loss)             $ 195          $    (88)         $  153           $ (195)           $ 65
                                      =======        =========         =======          =======       =========



     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
           TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 1999 (IN THOUSANDS)

                                                   COMBINED        COMBINED
                                     VOLUME       GUARANTOR       NON-GUARANTOR
                                    HOLDINGS     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED


Net sales                                           $ 166,477        $ 16,154                        $ 182,631

Cost of sales                                         131,415          13,105                          144,520
Selling, general, and administrative                   18,010           1,887                           19,897
Depreciation and amortization                          11,819           1,346                           13,165
Transaction related expenses                            1,227               -                            1,227
                                     -------        ----------       ---------         -------       ----------
Operating profit (loss)                                 4,006            (184)                           3,822
Interest expense                                       10,511              44                           10,555
Other income, net                                        (205)            (10)                            (215)
                                     -------        ----------       ---------         --------      ----------
Loss before income taxes                               (6,300)           (218)                          (6,518)
Income tax benefit                                        (19)             -                               (19)
                                     -------        ----------       ---------         --------      ----------
Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                                 (6,281)           (218)                          (6,499)
Extraordinary item, net of
  taxes                                                   873               -                              873
Cumulative effect of change in
  accounting principle, net of
  taxes                                                   256               -                              256
Equity in earnings of subsidiaries    $ (7,628)            -               -         $ 7,628                -
                                      ---------      ---------       ---------       --------        ----------
Net loss                                (7,628)        (7,410)           (218)         7,628            (7,628)
Other comprehensive loss
  foreign currency                          -              -             (150)             -              (150)
                                      ---------      ---------       ---------       --------        ----------

Comprehensive loss                    $ (7,628)      $ (7,410)       $   (368)       $ 7,628         $  (7,778)
                                      =========      =========       =========       ========        ==========




CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 1999 (IN THOUSANDS)

                                                               COMBINED           COMBINED
                                                   VOLUME      GUARANTOR         NON-GUARANTOR
                                                  HOLDINGS   SUBSIDIARIES        SUBSIDIARIES    CONSOLIDATED


Cash Flows from Operating  Activities                   $ -       $ 6,947          $ 2,074            $ 9,021

Cash Flows from Investing Activities:
  Payment of acquisition costs                            -           (10)               -                (10)
  Purchase of property and equipment                      -        (3,338)            (867)            (4,205)
  Purchase of contract rights                             -        (5,305)            (661)            (5,966)
                                                        ----      --------         --------          ---------

           Net cash used in investing activities          -        (8,653)          (1,528)           (10,181)
                                                        ----      --------         --------          ---------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                    -       (45,788)               -            (45,788)
  Net borrowings - revolving loans                        -         5,000                -              5,000
  Proceeds from long-term debt                            -       100,000                -            100,000
  Payments of financing costs                             -        (5,682)               -             (5,682)
  Principal payments on capital lease obligations         -           (93)               -                (93)
  Increase (decrease) in bank overdrafts                  -         2,868              866              3,734
  Redemption of stock                                             (49,500)               -            (49,500)
  Increase in other equity                                -           731                -                731
                                                        ----     ---------         --------          ---------

    Net cash provided by financing activities             -         7,536              866              8,402
                                                        ----     ---------         --------          ---------

Increase in cash                                          -         5,830            1,412              7,242

Cash and cash equivalents - beginning of period           -         8,692              136              8,828
                                                        ----     ---------         --------          ---------

Cash and cash equivalents - end of period               $ -      $ 14,522          $ 1,548           $ 16,070
                                                        ====     =========         ========          =========


                                                               ********

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 27, 2000  COMPARED TO THE THREE  MONTHS ENDED JUNE 29,
1999

     NET SALES - Net sales of $143.6 million for the three months ended June 27, 2000 increased $27.3 million from $116.3 million in the comparable period of 1999. The increase was primarily due to seven new accounts which opened between July, 1999 and April, 2000 generating an increase in net sales of $25.5 million. Two new Major League Baseball ("MLB") venues, Pacific Bell Ball Park, home of the San Francisco Giants, and Safeco Field, home of the Seattle Mariners, accounted for $20.1 million of the increase.

     COST OF SALES - Cost of sales of $115.7 million for the three month period ended June 27, 2000 increased $25.5 million from $90.2 million in the comparable period of 1999, primarily as a result of the higher sales volume. Cost of sales as a percentage of net sales was 80.6% in the three months ended June 27, 2000, an increase of 3.1% from 77.5% in the three months ended June 29, 1999. The increase was primarily the result of higher commission costs associated with the aforementioned new service contracts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses of $13.0 million for the three months ended June 27, 2000 were $2.5 million higher than the comparable 1999 period. The increase in expenses was directly related to higher net sales. As a percentage of net sales, there was no material change in selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization of $6.7 million for the three months ended June 27, 2000 decreased $0.1 million from the comparable period of 1999.

     TRANSACTION RELATED EXPENSES - No material costs were incurred for the three months ended June 27, 2000. For the three months ended June 29, 1999, $.2 million in expenses were incurred primarily relating to personnel costs, rental costs, and professional fees associated with the acquisition of Service America Corporation in August 1998 and the subsequent downsizing of the Stamford, CT office.

     CONTRACT RELATED LOSSES - Contract related losses of $1.8 million in the three months ended June 27, 2000 include an impairment charge of approximately $1.0 million relating to the property and equipment and other assets for a contract which the Company continues to operate. Contract related losses also reflects a $0.7 million charge for the write off a receivable for the terminated Huntington Townhouse contract and $0.1 million in related legal fees.

     OPERATING PROFIT - Operating profit decreased $2.3 million in the three months ended June 27, 2000 from the comparable period of 1999. The decline was primarily due to the factors discussed above.

     INTEREST - Interest expense was $0.6 million higher in the three months ended June 27, 2000 as compared to the comparable period of 1999 chiefly associated with increased borrowings on the Company's revolving line of credit and higher interest rates on adjustable rate debt.

Six Months Ended June 27, 2000 Compared to the Six Months Ended June 29, 1999

     NET SALES - For the six months ended June 27, 2000, net sales increased $41.1 million to $223.8 million from $182.6 million in the comparable 1999 period. The increase was due primarily to the aforementioned new service contracts which generated additional revenues of $24.8 million. In addition, ten National Football League ("NFL") games, six post-season playoff games and four 1999 regular season games that occurred in January 2000 contributed an increase in net sales of $5.0 million. Of the remaining $11.3 million increase, $6.1 million was the result of an increase in net sales at the Company's convention center venues.

     COST OF SALES - Cost of sales for the six months ended June 27, 2000 were $180.0 million compared to $144.5 million in the comparable 1999 period, an increase of $35.5 million. Cost of sales as a percentage of net sales, increased from 79.1% in the 1999 period to 80.4% in the 2000 period. The primary component in the 1.3% increase was higher commission costs associated with the Company's new service contracts. The increase in commission costs was partially offset by significant cost savings achieved through operating efficiencies at certain accounts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses of $22.6 million in the six months ended June 27, 2000 increased $2.7 million from $19.9 million in the comparable 1999 period primarily due to the increase in net sales. As a percentage of net sales, selling, general, and administrative expenses declined 0.8% from 10.9% in the six months ended June 29, 1999 to 10.1% in the six months ended June 27, 2000. The decline was primarily due to corporate and field support overhead costs which show no marked increase as a result of the higher net sales.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization was $13.2 million for both the six months ended June 27, 2000 and June 29, 1999.

     TRANSACTION RELATED EXPENSES - Costs of $0.8 million were incurred in the six months ended June 27, 2000 in connection with the Company's attempt to acquire certain assets. For the six months ended June 29, 1999, $1.2 million in expenses were incurred primarily relating to personnel costs, rental costs, and professional fees associated with the acquisition of Service America in August, 1998 and the subsequent downsizing of Service America's headquarters in Stamford, CT.

     CONTRACT RELATED LOSSES - Contract related losses of $2.0 million in the six months ended June 27, 2000 include an impairment charge of approximately $1.0 million relating to the property and equipment and other assets for a contract which the Company continues to operate. Contract related losses also reflects a $0.7 million charge for the write-off of a receivable for the terminated Huntington Townhouse contract and $0.3 million in related legal fees.

     OPERATING PROFIT - Operating profit increased $1.4 million from $3.8 million in the six months ended June 29, 1999 to $5.2 million in the six months ended June 27, 2000. The increase was primarily due to the factors discussed above.

     INTEREST - Interest expense was $2.6 million higher in the six months ended June 27, 2000 as compared to the 1999 period chiefly associated with approximately one additional month of interest expense on the Company's $100.0 million in senior subordinated notes, increased borrowings on the Company's revolving line of credit and higher interest rates on adjustable rate debt.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 27, 2000, net cash provided by operating activities was $20.0 million compared to $9.0 million in the six months ended June 29, 1999. The $11.0 million improvement was primarily due to a net decrease in working capital. For the 1999 period, working capital (excluding revolving loans) decreased $8.3 million as compared to a decrease of $17.8 million for the 2000 period, a net decrease of $9.5 million.

     For the six months ended June 27, 2000 net cash used in investing activities was $8.6 million compared to $10.2 million in the six months ended June 29, 1999. For the 2000 period, the $8.6 million in investing activities primarily reflects investments for the purchases of property and equipment and investments in contract rights in connection with maintaining and/or renewing existing contracts.

     For the six months ended June 27, 2000, net cash used in financing activities was $8.9 million compared to $8.4 million in cash provided by financing activities in the six months ended June 29, 1999. The activity for the six months ended June 27, 2000 primarily reflects the repayment of $9.5 million borrowed under the Company's revolving credit facility to fund working capital partially offset by an increase in bank overdrafts (outstanding checks) of $1.4 million. The 1999 figure reflects the issuance of $100.0 million of senior subordinated notes, and the use of proceeds to retire $45.0 million of senior secured debt and $0.5 million of GE Capital debt, redeem $49.5 million of stock, and pay related fees of $5.7 million. Excluding the financing, bank overdrafts increased by $3.7 million and $5.0 million was borrowed under the revolving credit facility to fund working capital and capital expenditures.


FUTURE LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We are currently committed under client contracts to fund capital investments of approximately
$6.0 million and $8.0 million in 2000 and 2001, respectively. We anticipate total capital investments of $15.0 million in fiscal 2000.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 27, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risk than were presented in the Company's Form 10-K for the year ended December 28, 1999.


                                     PART II
                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

     On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington Enterprises LLC. In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payments from either party to the other. As a result, the Company wrote off its receivable in the amount of $754,000.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     27   Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2000.


                           VOLUME SERVICES AMERICA, INC.


                           By:
                           Name:    Kenneth R. Frick
                           Title:   Vice President and Chief Financial Officer