Form 10-Q
period 2000-10-03
VOLUME SERVICES AMERICA INC
filed 2000-11-17
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 3, 2000 or

(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _____ to _____

Commission file number:    333-79419
                           ---------


                          VOLUME SERVICES AMERICA, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     57-0969174
--------------------------------------------        ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



201 East Broad Street, Spartanburg, South Carolina                   29306
--------------------------------------------------                 ---------
  (Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:      (864) 598-8600
                                                     ---------------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at November 14, 2000, was 100.



                          VOLUME SERVICES AMERICA, INC.
                                      INDEX


Part I Financial Information..........................................................................................2

Item 1.  Financial Statements (unaudited)-- Volume Services America Holdings, Inc. and Subsidiaries...................2

         Consolidated Balance Sheets as of October 3, 2000 and December 28, 1999......................................2

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the
         Fourteen and Forty Week Period Ended October 3, 2000 and for the
         Thirteen and Thirty-Nine Week Period Ended September 28, 1999................................................4

         Consolidated Statement of Stockholders' Deficiency for the Period December 29, 1999
         to October 3, 2000...........................................................................................5

         Consolidated Statements of Cash Flows for the Forty Week Period Ended October 3, 2000
         and for the Thirty-Nine Week Period Ended September 28, 1999.................................................6

         Notes to Consolidated Financial Statements for the Forty Week Period Ended October 3, 2000
         and for the Thirty-Nine Week Period Ended September 28, 1999.................................................8

Part II  Other Information...........................................................................................22

Item 1.    Legal Proceedings.........................................................................................22

Item 6.Exhibits and Reports on Form 8-K..............................................................................22




                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 3, 2000 AND DECEMBER 28, 1999 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   OCTOBER 3,          DECEMBER 28,
ASSETS                                                                                2000                 1999
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        $    28,669          $    12,281
  Accounts receivable, less allowance for doubtful accounts of
    $878 and $1,348 at October 3, 2000 and December 28, 1999,
    respectively                                                                        20,911               16,935
  Merchandise inventories                                                               14,221               10,947
  Prepaid expenses and other                                                             3,657                6,870
  Deferred tax asset                                                                     3,756                3,756
                                                                                    ----------            ---------

          Total current assets                                                          71,214               50,789
                                                                                    ----------            ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                46,848               44,518
  Merchandising equipment                                                               43,673               43,261
  Vehicles and other equipment                                                           7,562                6,953
  Construction in process                                                                  376                  474
                                                                                    ----------            ---------
          Total                                                                         98,459               95,206
  Less accumulated depreciation and amortization                                       (34,017)             (25,805)
                                                                                    ----------            ---------

          Property and equipment, net                                                   64,442               69,401
                                                                                    ----------            ---------

OTHER ASSETS:
  Contract rights, net                                                                  72,127               73,808
  Cost in excess of net assets acquired, net                                            48,671               50,000
  Deferred financing costs, net                                                         10,305               11,459
  Trademarks, net                                                                       17,907               18,422
  Other                                                                                  5,737                4,742
                                                                                    ----------            ---------

          Total other assets                                                           154,747              158,431
                                                                                    ----------            ---------

TOTAL ASSETS                                                                       $   290,403           $  278,621
                                                                                    ==========            =========




VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 3, 2000 AND DECEMBER 28, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                           OCTOBER 3,            DECEMBER 28,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      2000                   1999
                                                                        -----------------      -----------------


CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $ 1,150                $ 1,150
  Current maturities of capital lease obligation                                     220                    206
  Accounts payable                                                                22,118                 17,116
  Accrued salaries and vacations                                                  13,105                  8,050
  Liability for self-insured claims                                                2,340                  2,186
  Accrued taxes, including income taxes                                            5,365                  2,706
  Accrued commissions and royalties                                               21,812                 10,258
  Accrued interest                                                                 1,073                  3,873
  Other                                                                            5,245                  4,304
                                                                         ---------------        ---------------

          Total current liabilities                                               72,428                 49,849
                                                                         ---------------        ---------------

LONG TERM LIABILITIES:
  Long term debt                                                                 211,838                222,200
  Capital lease obligation                                                           249                    416
  Deferred income tax                                                              5,198                  5,091
  Liability for self-insured claims                                                1,786                  1,370
  Other liabilities                                                                1,090                  2,081
                                                                         ---------------        ---------------

          Total long term liabilities                                            220,161                231,158
                                                                         ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value:
    Authorized  - 1,000 shares; issued: 526 at October 3, 2000 and
      December 28, 1999; outstanding: 332 at October 3, 2000 and
      December 28, 1999                                                                -                      -
  Additional paid-in capital                                                      66,474                 66,474
  Accumulated deficit                                                            (17,854)               (18,243)
  Accumulated other comprehensive loss                                              (297)                  (198)
  Treasury stock - at cost (194 shares at October 3, 2000 and
    December 28, 1999)                                                           (49,500)               (49,500)
  Other                                                                           (1,009)                  (919)
                                                                         ---------------        ---------------

          Total stockholders' deficiency                                          (2,186)                (2,386)
                                                                         ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $ 290,403              $ 278,621
                                                                         ===============        ===============

See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOURTEEN AND FORTY WEEK PERIODS ENDED OCTOBER 3,
2000 AND THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 28, 1999
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                             Fourteen           Thirteen              Forty            Thirty-nine
                                               Weeks              Weeks               Weeks               Weeks
                                               Ended              Ended               Ended               Ended
                                          -----------------------------------------------------------------------------
                                             October 3,       September 28,        October 3,         September 28,
                                                2000               1999               2000                 1999
                                          -----------------  -----------------   ----------------   -------------------

Net sales                                   $    188,289       $     147,058       $    412,046       $      329,689

Cost of sales                                    151,810             115,033            331,786              259,553
Selling, general, and administrative              14,235              13,244             36,849               33,141
Depreciation and amortization                      6,791               6,721             19,966               19,886
Transaction related expenses                           9                 328                791                1,555
Contract related losses                              510                   -              2,524                    -
                                             ------------        -----------         ----------         ------------
Operating profit                                  14,934              11,732             20,130               15,554
Interest expense                                   6,773               6,215             19,926               16,770
Other income, net                                   (135)                (53)              (292)                (268)
                                             -----------         -----------         ----------         ------------
Profit (loss) before income taxes,                 8,296               5,570                496                 (948)
extraordinary item and cumulative
effect of change in accounting principle
Income tax provision (benefit)                     2,112                (187)               107                 (206)
                                             -----------         -----------         ----------         ------------
Profit (loss) before extraordinary
item  and cumulative effect of
  change in accounting principle                   6,184               5,757                389                 (742)
Extraordinary loss on debt                             -                   -                  -                  873
extinguishment, net of taxes
Cumulative effect of change in
 accounting principle, net of taxes                    -                   -                  -                  256
                                             -----------         -----------         ----------          -----------

Net profit (loss)                                  6,184               5,757                389               (1,871)

Other comprehensive income (loss)
foreign currency translation                         (56)                 24                (99)                (126)
adjustment                                   -----------         -----------         ----------          -----------

Comprehensive income (loss)                 $      6,128        $      5,781        $       290         $     (1,997)
                                             ===========         ===========         ==========          ===========


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD DECEMBER 29, 1999 TO OCTOBER 3, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                 ADDITIONAL                                       OTHER
                          COMMON    COMMON        PAID-IN        TREASURY     ACCUMULATED     COMPREHENSIVE
                          SHARES    STOCK         CAPITAL         STOCK         DEFICIT           LOSS           OTHER        TOTAL

BALANCE,
  DECEMBER 28, 1999          332      $ -        $ 66,474      $ (49,500)      $ (18,243)        $ (198)        $ (919)    $ (2,386)

Loan to investors              -        -               -              -               -              -            (90)         (90)

Foreign currency
  translation                  -        -               -              -               -            (99)             -          (99)

Net profit                     -        -               -              -             389              -              -          389
                            ----      ----       --------      ----------      ---------         -------      ---------    ---------
BALANCE,
  OCTOBER 3, 2000            332      $ -        $ 66,474      $ (49,500)      $ (17,854)        $ (297)      $ (1,009)    $ (2,186)
                            ====      ====       ========      ==========      ==========        =======      =========    =========


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FORTY WEEK PERIOD ENDED OCTOBER 3, 2000 AND THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------

                                                                                Forty                 Thirty-nine
                                                                             Weeks ended              Weeks ended
                                                                            ------------------------------------------
                                                                              October 3,             September 28,
                                                                                 2000                     1999
                                                                            ----------------       -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                                                           $   389                  $ (1,871)
  Adjustments to reconcile net profit (loss) to net
    cash provided by operating activities:
    Extraordinary item                                                              -                       873
    Cumulative effect of change in accounting
      principle                                                                     -                       256
    Depreciation and amortization                                              19,966                    19,886
    Amortization of deferred financing costs                                    1,154                       844
    Contract related losses                                                     2,220                         -
    Deferred tax change                                                           107                      (476)
    (Gain) loss on disposition of assets                                           (6)                      (15)
    Other                                                                         (99)                     (126)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts and notes receivable                                          (4,743)                   (2,342)
        Merchandise inventories                                                (3,274)                   (3,481)
        Prepaid expenses                                                        1,274                    (2,469)
        Other assets                                                           (1,452)                     (959)
      Increase (decrease) in liabilities:
        Accounts payable                                                        4,248                       648
        Accrued salaries and vacations                                          5,055                       826
        Liabilities for self-insurance                                            570                    (1,393)
        Other liabilities                                                      11,363                     9,427
                                                                               ------                    ------
          Net cash provided by operating activities                            36,772                    19,628
                                                                               ------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of acquisition costs                                                                             (175)
  Purchase of property and equipment                                           (5,311)                   (7,690)
  Proceeds from sale of property and equipment                                    603
  Purchase of contract rights                                                  (5,825)                  (13,371)
                                                                               ------                    ------

          Net cash used in investing activities                               (10,533)                  (21,236)
                                                                               ------                    ------




VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FORTY WEEK PERIOD ENDED OCTOBER 3, 2000 AND THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999
(IN THOUSANDS)


                                                                               Forty                  Thirty-nine
                                                                             Weeks ended              Weeks ended
                                                                             -----------             -------------

                                                                              October 3,             September 28,
                                                                                 2000                     1999
                                                                              ----------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                        $   (862)                $ (46,362)
  Net borrowings (repayments) - revolving loans                                 (9,500)                    1,750
  Proceeds from long-term debt                                                                           100,000
  Payments of financing costs                                                                             (6,108)
  Principal payments on capital lease obligations                                 (153)                     (140)
  Increase in bank overdrafts                                                      754                     8,018
  Net increase (decrease) in other equity                                          (90)                      701
  Redemption of stock                                                                -                   (49,500)
                                                                              ---------                 ---------
           Net cash provided by (used in) financing
            activities                                                          (9,851)                    8,359
                                                                              ---------                 ---------

INCREASE IN CASH                                                                16,388                     6,751

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                           12,281                     8,828
                                                                              --------                   --------

  End of period                                                               $ 28,669                  $ 15,579
                                                                              ========                  =========


See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FORTY WEEK PERIOD ENDED OCTOBER 3, 2000 AND THE
THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999
--------------------------------------------------------------------------------

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

         The results of operations for the forty week period ended October 3, 2000 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending January 2, 2001 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 1999.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         TRANSACTION RELATED EXPENSES - Transaction related expenses for the forty weeks ended October 3, 2000 consist primarily of direct costs incurred in connection with the Company's attempt to purchase certain assets. Transaction related expenses for the thirty-nine weeks ended September 28, 1999 primarily relate to personnel costs, rental costs, and professional fees associated with the acquisition of Service America Corporation.

         NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 137 and FAS No. 138. FAS No. 133, as amended, is effective for the Company beginning January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designed as part of a hedge transaction. The Company has assessed the effect of this standard and has determined that adoption of this statement, as amended, will not have a material impact on the Company's financial position, results of operations or cash flows.

3.       CONTRACT RELATED LOSSES

         During the forty weeks ended October 3, 2000 certain contracts which the Company intends to continue operating were identified as impaired. As such, the carrying values were written down to the Company's estimate of fair value based on the present value of the discounted future cash flows. The Company wrote down approximately $976,000 of property and equipment, $221,000 of contract rights and $269,000 of other assets.

         On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington Enterprises LLC. In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payment from either party to the other. As a result the Company wrote off its receivable in the amount of $754,000 and recorded approximately $305,000 in related legal fees.

4.    NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally, guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries") except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidating financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 3, 2000 and December 28, 1999 (in the case of the balance sheets) and for the fourteen and forty week periods ended October 3, 2000 and the thirteen and thirty-nine week periods ended September 28, 1999 (in the case of the statements of operations) and for the forty week period ended October 3, 2000 and the thirty-nine week period ended and September 28, 1999 (in the case of the statements of cash flows).



                      CONSOLIDATING CONDENSED BALANCE SHEET
                         OCTOBER 3, 2000 (IN THOUSANDS)

                                                        COMBINED           COMBINED
                                         VOLUME         GUARANTOR        NON-GUARANTOR
ASSETS                                  HOLDINGS      SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED


Current Assets:
  Cash and cash equivalents                              $ 27,474             $ 1,195                             $ 28,669
  Accounts receivable                                      19,490               1,421                               20,911
  Other current assets                                     29,201               1,523           $ (9,090)           21,634
                                                         --------             -------           ---------         ---------
           Total current assets                            76,165               4,139             (9,090)           71,214
Property and equipment                                     60,717               3,725                  -            64,442
Contract rights, net                                       70,452               1,675                  -            72,127
Cost in excess of net assets acquired,
  net                                                      48,671                   -                  -            48,671
Investment in subsidiaries                $ (2,186)             -                   -              2,186                 -
Other assets                                    -          33,845                 104                  -            33,949
                                          ---------     ---------             -------           ---------        ----------

TOTAL ASSETS                              $ (2,186)     $ 289,850             $ 9,643           $ (6,904)        $ 290,403
                                          =========     =========             =======           =========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                                                    $ 9,090           $ (9,090)
  Other current liabilities                              $ 69,478               2,950                  -         $  72,428
                                                        ---------             -------           ---------        ---------
           Total current liabilities                       69,478              12,040             (9,090)           72,428
Long-term debt                                            211,838                   -                  -           211,838
Other liabilities                                           8,323                   -                  -             8,323
                                                        ---------             -------           ---------        ---------
           Total liabilities                              289,639              12,040             (9,090)          292,589
                                                        ---------             -------           ---------        ---------

Stockholders' deficiency:
  Common stock                            $      -              -                   -                  -                 -
  Additional paid-in capital                66,474         66,474                   -            (66,474)           66,474
  Accumulated deficit                      (17,854)       (15,754)             (2,100)            17,854           (17,854)
  Other                                    (50,806)       (50,509)               (297)            50,806           (50,806)
                                          ---------     ---------             --------          --------         ----------
           Total stockholders'
             deficiency                     (2,186)           211              (2,397)             2,186            (2,186)
                                          ---------     ---------             --------          --------         ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (2,186)     $ 289,850             $ 9,643           $ (6,904)        $ 290,403
                                          =========     =========             ========          =========        ==========




               CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME ( LOSS)
                          FOURTEEN WEEK PERIOD ENDED OCTOBER 3, 2000 (IN THOUSANDS)

                                                     COMBINED        COMBINED
                                       VOLUME       GUARANTOR      NON-GUARANTOR
                                      HOLDINGS     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED


Net sales                                              $180,252          $8,037                        $ 188,289

Cost of sales                                           145,037           6,773                          151,810
Selling, general, and administrative                     13,337             898                           14,235
Depreciation and amortization                             6,126             665                            6,791
Transaction related expenses                                  9               -                                9
Contract related losses                       -             510               -              -               510
                                         ------        ---------         -------        -------         ---------
Operating profit (loss)                                  15,233            (299)                          14,934
Interest expense                                          6,773               -                            6,773
Other income, net                             -            (129)             (6)             -              (135)
                                         ------        ---------         -------        -------         ---------
Profit (loss) before income taxes                         8,589            (293)                           8,296
Income tax provision                          -           2,112               -              -             2,112
                                         ------        --------          -------        -------         ---------
Profit (loss) before extraordinary item                   6,477            (293)                           6,184
Extraordinary loss                                                            -
Equity in earnings of subsidiaries       $6,184               -               -        $(6,184)                -
                                         ------        --------          -------       --------         ---------
Net profit (loss)                         6,184           6,477            (293)        (6,184)            6,184

Other comprehensive loss                      -               -             (56)             -               (56)
                                         ------        --------          -------       --------         ---------

Comprehensive income (loss)              $6,184        $  6,477          $ (349)       $(6,184)          $ 6,128
                                         ======        ========          =======       ========         =========



                     Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                                 Forty Week Period Ended October 3, 2000 (in thousands)

                                                     Combined        Combined
                                       Volume       Guarantor      Non-guarantor
                                      Holdings     Subsidiaries     Subsidiaries    Eliminations   Consolidated


Net sales                                              $390,367         $21,679                        $412,046

Cost of sales                                           313,692          18,094                         331,786
Selling, general, and administrative                     34,396           2,453                          36,849
Depreciation and amortization                            18,077           1,889                          19,966
Transaction related expenses                                791               -                             791
Contract related losses                        -          2,524               -              -            2,524
                                          ------        ---------        --------        -------         -------
Operating profit (loss)                                  20,887            (757)                         20,130
Interest expense                                         19,926               -                          19,926
Other income, net                              -           (266)            (26)             -             (292)
                                          ------        ---------        --------        -------         --------
Profit (loss) before income taxes                         1,227            (731)                            496
Income tax provision                           -            107               -              -              107
                                          ------       ---------        --------        -------         --------
Profit (loss) before extraordinary item                   1,120            (731)                            389
Extraordinary loss                                                            -
Equity in earnings of subsidiaries        $  389              -               -         $  (389)              -
                                          ------       --------         --------        --------        --------
Net profit (loss)                            389          1,120            (731)           (389)            389

Other comprehensive loss                       -              -             (99)              -             (99)
                                          ------       --------         --------        --------        --------

Comprehensive income (loss)               $  389       $  1,120         $  (830)        $  (389)        $   290
                                          ======       ========         ========        ========        ========





                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                     FORTY WEEK PERIOD ENDED OCTOBER 3, 2000 (IN THOUSANDS)

                                                                COMBINED           COMBINED
                                                     VOLUME     GUARANTOR          NON-GUARANTOR
                                                    HOLDINGS  SUBSIDIARIES        SUBSIDIARIES    CONSOLIDATED


Cash Flows from Operating Activities                     $ -      $ 35,712           $1,060           $ 36,772
                                                         ----     --------           -------          ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment                       -        (4,849)            (462)            (5,311)
  Proceeds from sale of property and equipment             -           603                -                603
  Purchase of contract rights                              -        (5,025)            (800)            (5,825)
                                                        ----       --------          -------          ---------

           Net cash used in investing activities           -        (9,271)          (1,262)           (10,533)
                                                        ----       --------          -------          ---------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                     -          (862)               -               (862)
  Net borrowings - revolving loans                         -        (9,500)               -             (9,500)
  Principal payments on capital lease obligations          -          (153)               -               (153)
  Increase (decrease) in bank overdrafts                   -         2,246           (1,492)               754
  Decrease in other equity                                 -           (90)              -                 (90)
                                                        ----       --------          -------          ---------

           Net cash used in financing activities           -        (8,359)          (1,492)            (9,851)
                                                        ----       --------          -------          ---------

Increase in cash                                           -        18,082           (1,694)            16,388

Cash and cash equivalents - beginning of period            -         9,392            2,889             12,281
                                                        ----       -------           -------          ---------

Cash and cash equivalents - end of period               $  -      $ 27,474           $1,195           $ 28,669
                                                        ====      =========          =======          =========





                                            CONSOLIDATING CONDENSED BALANCE SHEET
                                               DECEMBER 28, 1999 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         VOLUME       GUARANTOR     NON-GUARANTOR
ASSETS                                  HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                             $   9,392       $ 2,889                       $  12,281
  Accounts receivable                                      15,619         1,316                          16,935
  Other current assets                                     29,775           869         $ (9,071)        21,573
                                                        ----------      --------        ---------     ----------
           Total current assets                            54,786         5,074           (9,071)        50,789
Property and equipment                                     65,343         4,058                -         69,401
Contract rights, net                                       71,814         1,994                -         73,808
Cost in excess of net assets acquired,
  net                                                      50,000             -                -         50,000
Investment in subsidiaries                $ (2,386)             -             -            2,386
Other assets                                     -         34,616             7                -         34,623
                                          ---------     ----------      --------        ---------     ----------

TOTAL ASSETS                              $ (2,386)     $ 276,559       $11,133         $ (6,685)     $ 278,621
                                          =========     =========       ========        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Intercompany liabilities                                              $ 9,071         $ (9,071)
  Other current liabilities                             $  46,220         3,629                       $  49,849
                                                        ----------      --------        ---------     ----------
           Total current liabilities                       46,220        12,700           (9,071)        49,849
Long-term debt                                            222,200             -                -        222,200
Other liabilities                                           8,958             -                -          8,958
                                                        ----------      --------        ---------     ----------
           Total liabilities                              277,378        12,700           (9,071)       281,007
                                                        ----------      --------        ---------     ----------

Stockholders' Deficiency:
  Common stock
  Additional paid-in capital              $ 66,474         16,974             -          (16,974)        66,474
  Accumulated deficit                      (18,243)       (16,874)       (1,369)          18,243        (18,243)
  Other                                    (50,617)          (919)         (198)           1,117        (50,617)
                                          ---------     ----------      --------        ---------     ----------
           Total stockholders'
             deficiency                     (2,386)          (819)       (1,567)           2,386         (2,386)
                                          ---------     ----------      --------        ---------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (2,386)     $ 276,559       $11,133         $ (6,685)     $ 278,621
                                          =========     ==========      ========        =========     ==========




                     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 1999 (IN THOUSANDS)

                                                   COMBINED          COMBINED
                                     VOLUME       GUARANTOR       NON-GUARANTOR
                                    HOLDINGS     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED


Net sales                                            $139,827            $ 7,231                        $ 147,058

Cost of sales                                         109,219              5,814                          115,033
Selling, general, and administrative                   12,320                924                           13,244
Depreciation and amortization                           6,191                530                            6,721
Transaction related expenses                              328                  -                              328
                                     --------        ---------           --------       --------        ----------
Operating profit (loss)                                11,769                (37)                          11,732
Interest expense                                        6,172                 43                            6,215
Other income, net                                         (52)                (1)                             (53)
                                     --------        ---------           --------       --------        ----------
Profit (loss) before income taxes                       5,649                (79)                           5,570
Income tax benefit                                       (187)                -                              (187)
                                     --------        ---------           --------       --------        ----------
Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                                  5,836                (79)                           5,757
Extraordinary item, net of
  taxes                                                                        -
Cumulative effect of change in
  accounting principle, net of
  taxes                                                                        -
Equity in earnings of subsidiaries    $  5,757              -                  -        $ (5,757)               -
                                      ---------      ---------           --------       ---------        ---------
Net profit (loss)                        5,757          5,836                (79)         (5,757)           5,757
Other comprehensive income
  foreign currency                           -              -                 24               -               24
                                      ---------      ---------           --------       ---------        ---------

Comprehensive income (loss)           $  5,757       $  5,836            $   (55)       $ (5,757)        $  5,781
                                      =========      =========           ========       =========        =========




                      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                          THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999 (IN THOUSANDS)

                                                   COMBINED        COMBINED
                                     VOLUME       GUARANTOR        NON-GUARANTOR
                                    HOLDINGS     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED


Net sales                                            $306,304         $23,385                         $329,689

Cost of sales                                         240,635          18,918                          259,553
Selling, general, and administrative                   30,329           2,812                           33,141
Depreciation and amortization                          18,010           1,876                           19,886
Transaction related expenses                            1,555               -                            1,555
                                      --------       ---------        --------        --------        ---------
Operating profit (loss)                                15,775            (221)                          15,554
Interest expense                                       16,683              87                           16,770
Other income, net                                        (257)            (11)                            (268)
                                      --------       ---------        --------        --------        ---------
Loss before income taxes                                 (651)           (297)                            (948)
Income tax benefit                                       (206)              -                             (206)
                                      --------       ---------        --------        --------        ---------
Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                                   (445)           (297)                            (742)
Extraordinary item, net of
  taxes                                                   873               -                              873
Cumulative effect of change in
  accounting principle, net of
  taxes                                                   256               -                              256
Equity in earnings of subsidiaries     $(1,871)             -               -         $  1,871               -
                                       --------      ---------         -------        --------        ---------
Net loss                                (1,871)        (1,574)           (297)           1,871          (1,871)
Other comprehensive loss
  foreign currency                           -              -            (126)               -            (126)
                                       --------      ---------         -------        --------        ---------

Comprehensive loss                     $(1,871)      $ (1,574)         $ (423)        $  1,871        $ (1,997)
                                       ========      =========         =======        ========        =========




                                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1999 (IN THOUSANDS)

                                                               COMBINED           COMBINED
                                                   VOLUME      GUARANTOR          NON-GUARANTOR
                                                  HOLDINGS   SUBSIDIARIES        SUBSIDIARIES    CONSOLIDATED


Cash Flows from Operating  Activities               $  -       $ 17,420            $ 2,208           $ 19,628
                                                    ----       ---------           --------          ---------

Cash Flows from Investing Activities:
  Payment of acquisition costs                          -          (175)                 -               (175)
  Purchase of property and equipment                    -        (6,749)              (941)            (7,690)
  Purchase of contract rights                           -       (12,710)              (661)           (13,371)
                                                     ----      ---------           --------          ---------

           Net cash used in investing activities        -       (19,634)            (1,602)           (21,236)
                                                     ----      ---------           --------          ---------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                  -       (46,362)                 -            (46,362)
  Net borrowings - revolving loans                      -         1,750                  -              1,750
  Proceeds from long-term debt                          -       100,000                  -            100,000
  Payments of financing costs                           -        (6,108)                 -             (6,108)
  Principal payments on capital lease obligations       -          (140)                 -               (140)
  Increase (decrease) in bank overdrafts                -         7,563                455              8,018
  Redemption of stock                                           (49,500)                 -            (49,500)
  Increase in other equity                              -           701                  -                701
                                                     ----      ---------           --------          ---------

    Net cash provided by financing activities           -         7,904                455              8,359
                                                     ----      ---------           --------          ---------

Increase in cash                                        -         5,690              1,061              6,751

Cash and cash equivalents - beginning of period         -         8,672                156              8,828
                                                     ----      ---------           --------          ---------

Cash and cash equivalents - end of period            $  -      $ 14,362            $ 1,217           $ 15,579
                                                     ====      =========           ========          =========







                                                                    ********

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 28, 1999

         NET SALES - Net sales of $188.3 million for the three months ended October 3, 2000 increased $41.2 million from $147.1 million in the comparable period of 1999. The increase was due in part to seven new accounts including one new Major League Baseball ("MLB") venue, Pacific Bell Ball Park, home of the San Francisco Giants, which generated a combined increase in net sales of $17.2 million. In addition, net sales increased $7.0 million at the National Football League ("NFL") venues which the Company services due primarily to nine additional NFL games being played as a result of scheduling and the opening of the National Football League's 2000 season one week earlier than the 1999 season. Also contributing to the improvement over prior year was a $5.8 million increase in net sales at the Company's convention center venues due primarily to an increase in corporate event bookings. Additionally, MLB accounts (excluding Pacific Bell Ball Park) accounted for a $4.6 million net sales increase due mainly to an increase in per capita spending.

         COST OF SALES - Cost of sales of $151.8 million for the three month period ended October 3, 2000 increased $36.8 million from $115.0 million in the comparable period of 1999, primarily as a result of the higher sales volume. Cost of sales as a percentage of net sales was 80.6% in the three months ended October 3, 2000, an increase of 2.4% from 78.2% in the three months ended September 28, 1999. The increase was primarily the result of higher commission and product costs associated with the aforementioned new service contracts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses of $14.2 million for the three months ended October 3, 2000 were $1.0 million higher than the comparable 1999 period. The increase in expenses was directly related to higher net sales.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization of $6.8 million for the three months ended October 3, 2000 increased $0.1 million from the comparable period of 1999.

         TRANSACTION RELATED EXPENSES - No material costs were incurred for the three months ended October 3, 2000. For the three months ended September 28, 1999, $0.3 million in expenses were incurred primarily relating to personnel costs, rental costs, and professional fees associated with the acquisition of Service America Corporation in August 1998 and the subsequent downsizing of the Stamford, CT office.

         CONTRACT RELATED LOSSES - Contract related losses of $0.5 million in the three months ended October 3, 2000 reflect an impairment charge relating to property and equipment and contract rights for certain contracts which the Company continues to operate.

         OPERATING PROFIT - Operating profit increased $3.2 million in the three months ended October 3, 2000 from the comparable period of 1999. The improvement was primarily due to the factors discussed above.

         INTEREST - Interest expense was $0.6 million higher in the three months ended October 3, 2000 as compared to the comparable period of 1999 chiefly associated with higher interest rates on adjustable rate debt.

NINE MONTHS ENDED OCTOBER 3, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 28, 1999

         NET SALES - For the nine months ended October 3, 2000, net sales increased $82.3 million to $412.0 million from $329.7 million in the comparable 1999 period. The increase was due primarily to the aforementioned new service contracts which generated additional revenues of $42.0 million. In addition, ten National Football League ("NFL") games, six post-season playoff games and four

1999 regular season games that occurred in January 2000 and nine additional NFL games in the three months ended October 3, 2000 period contributed an increase in net sales of $12.0 million. Of the remaining $28.3 million increase, $11.9 million was the result of an increase in net sales at the Company's convention center venues due primarily to an increase in corporate event bookings.

         COST OF SALES - Cost of sales for the nine months ended October 3, 2000 were $331.8 million compared to $259.6 million in the comparable 1999 period, an increase of $72.2 million. As a percentage of net sales, cost of sales increased from 78.7% in the 1999 period to 80.5% in the 2000 period. The primary component in the 1.8% increase was higher commission costs associated with the Company's new service contracts.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses of $36.8 million in the nine months ended October 3, 2000 increased $3.7 million from $33.1 million in the comparable 1999 period primarily due to the increase in net sales. As a percentage of net sales, selling, general, and administrative expenses declined 1.2% from 10.1% in the nine months ended September 28, 1999 to 8.9% in the nine months ended October 3, 2000. The decline was due in part to corporate and field support overhead costs which show no marked increase as a result of the higher net sales.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization of $20.0 million for the nine months ended October 3, 2000 increased $0.1 million from the prior year period.

         TRANSACTION RELATED EXPENSES - Costs of $0.8 million were incurred in the nine months ended October 3, 2000 primarily in connection with the Company's attempt to acquire certain assets. For the nine months ended September 28, 1999, $1.6 million in expenses were incurred primarily relating to personnel costs, rental costs, and professional fees associated with the acquisition of Service America in August, 1998 and the subsequent downsizing of Service America's headquarters in Stamford, CT.

         CONTRACT RELATED LOSSES - Contract related losses of $2.5 million in the nine months ended October 3, 2000 include an impairment charge of approximately $1.5 million relating to the property and equipment, contract rights and other assets for certain contracts which the Company continues to operate. Contract related losses also reflects a $0.7 million charge for the write-off of an unrecoverable customer receivable and $0.3 million in related legal fees.

         OPERATING PROFIT - Operating profit increased $4.5 million from $15.6 million in the nine months ended September 28, 1999 to $20.1 million in the nine months ended October 3, 2000. The increase was primarily due to the factors discussed above.

         INTEREST - Interest expense was $3.2 million higher in the nine months ended October 3, 2000 as compared to the 1999 period chiefly associated with approximately one additional month of interest expense on the Company's $100.0 million in senior subordinated notes, increased borrowings on the Company's revolving line of credit and higher interest rates on adjustable rate debt.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended October 3, 2000, net cash provided by operating activities was $36.8 million compared to $19.6 million in the nine months ended September 28, 1999. The $17.2 million improvement was due in part to a net decrease in working capital. For the 1999 period, working capital decreased $8.5 million as compared to a decrease of $18.5 million for the 2000 period, a net decrease of $10.0 million. The primary components of the decrease in the 2000 period were an increase in accrued commissions and royalties and accrued salaries and vacations primarily as a result of the new service contracts. Additionally, profits from operations (excluding non-cash charges) increased $3.7 million in the nine months ended October 3, 2000 as compared to the 1999 period.

         For the nine months ended October 3, 2000 net cash used in investing activities was $10.5 million compared to $21.2 million in the nine months ended September 28, 1999. For the 2000 period, the $10.5 million in investing activities primarily reflects the purchases of property and equipment and investments in contract rights in connection with maintaining and/or renewing existing contracts. The higher capital expenditures in the 1999 period reflect $14.8 million in investments for newly acquired service contracts with the remaining $6.4 million expended on maintenance and/or renewals for existing contracts.

         For the nine months ended October 3, 2000, net cash used in financing activities was $9.9 million compared to $8.4 million in the nine months ended October 3, 1999. The activity for the nine months ended October 3, 2000 primarily reflects the repayment of $9.5 million borrowed under the Company's revolving credit facility to fund working capital. The 1999 figure reflects the issuance of $100.0 million of senior subordinated notes, and the use of proceeds to retire $45.0 million of senior secured debt and $0.5 million of GE Capital debt, redeem $49.5 million of stock, and pay related fees of $5.7 million. Excluding the financing, bank overdrafts increased by $8.0 million and $1.8 million was borrowed under the revolving credit facility to fund working capital and capital expenditures.

         FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We are currently committed under client contracts to fund capital investments of approximately $2.2 million in the remainder of 2000 and $10.3 million in 2001. We anticipate total capital investments of $15.0 million in fiscal 2000.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 137 and FAS No. 138. FAS No. 133, as amended, is effective for the Company beginning January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designed as part of a hedge transaction. The Company has assessed the effect of this standard and has determined that adoption of this statement, as amended, will not have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of October 3, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risk than were presented in the Company's Form 10-K for the year ended December 28, 1999.


                                     PART II
                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

     On June 12 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington Enterprises LLC. In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payments from either party to the other. As a result, the Company wrote off its receivable in the amount of $754,000 and recorded approximately $305,000 in related legal fees.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     27       Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2000.

                                            VOLUME SERVICES AMERICA, INC.


                                            By:  /s/ Kenneth R. Frick
                                                 ------------------------
                                            Name:    Kenneth R. Frick
                                            Title:   Vice President and Chief
                                                     Financial Officer