Form 10-K405
period 2001-01-02
VOLUME SERVICES AMERICA INC
filed 2001-03-29
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2001 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number:    333-79419

                          VOLUME SERVICES AMERICA, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     57-0969174
-----------------------------------                 ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

201 East Broad Street, Spartanburg, South Carolina              29306
--------------------------------------------------            ---------
    (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:      (864) 598-8600
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

                                 (X) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrants'   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The  aggregate  market  value  of  the  voting  stock  held  by   non-affiliates
(shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), as of March 27, 2001, was $0.

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at March 27, 2001, was 100.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Volume Services America, Inc. ("Volume Services America"), a Delaware corporation, operates through its subsidiaries as a leading provider of food and beverage concession, high-end catering and merchandise services for sports facilities, convention centers and other entertainment facilities throughout the United States. We currently provide services at 129 client facilities, typically pursuant to long-term contracts that grant us the exclusive right to provide various food and beverage (and, under some contracts, merchandise) products and services within the facility. The breakdown of facilities that we serve by primary client category is as follows: 67 sports facilities, 30 convention centers and 32 other entertainment facilities. At two sports facilities, we have contracts to provide full facility management services.

SERVICES AND CLIENT CATEGORIES

         Sports Facilities

         We currently have contracts to provide services, including food and beverage concessions and, in some cases, the selling of merchandise, at 67 such facilities, including stadiums and arenas. At some of these facilities, we also provide high-end catering services for premium seating, luxury suites and in-stadium restaurants. These facilities host sports teams as well as other forms of entertainment, such as concerts and other large civic events. These facilities may also host conventions, trade shows and meetings.

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

         At two arenas, we have contracts to provide full facility management services. These services include licensing the arena (and its suites and premium seats) for events, providing security and ushering, maintaining the arena and preparing it for events, distributing tickets, printing programs and selling advertising.

         The following chart lists some of our major contracts within the sports facilities category:

NAME                               LOCATION                SPORTS TEAM TENANT            SEATING CAPACITY (SPORT)
----                               --------                ------------------            ------------------------
ALLTEL Stadium Florida             Jacksonville, FL        Jacksonville Jaguars          73,000 (NFL)*
HHH Metrodome                      Minneapolis, MN         Minnesota Vikings,            64,000 (NFL) (College Football)
                                                           Minnesota Twins               44,000 (MLB)*
FedEx Field                        Landover, MD            Washington Redskins           80,000 (NFL)
Pacific Bell Ball Park             San Francisco, CA       San Francisco Giants          42,000 (MLB)
Palace of Auburn Hills             Auburn Hills, MI        Detroit Pistons               21,000 (NBA)*
Qualcomm Stadium                   San Diego, CA           San Diego Chargers,           71,400 (NFL)
                                                           San Diego Padres              60,750 (MLB)
RCA Dome                           Indianapolis, IN        Indianapolis Colts            60,000 (NFL)
Rose Bowl                          Pasadena, CA            N/A                           102,000 (College Football)
3Com Park                          San Francisco, CA       San Francisco 49ers,          68,000 (NFL)
Tropicana Field                    St. Petersburg, FL      Tampa Bay Devil Rays          48,500 (MLB)
Truman Sports Complex              Kansas City, MO         Kansas City Chiefs            79,000 (NFL)
                                                           Kansas City Royals            40,600 (MLB)
Yankee Stadium                      New York, NY           New York Yankees              55,000 (MLB)

* "NFL" means National Football League, "MLB" means Major League Baseball" and "NBA" means "National Basketball Association".

         Convention Centers

         We currently have contracts to provide services, including banquet catering and food court operations, to 30 convention centers, two of which are located in Canada. Convention centers typically host conventions, industrial and trade shows, company meetings, banquets, receptions and consumer exhibitions, such as auto, boat or computer shows.

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

         Our contracts with convention centers are typically for terms ranging from two to five years. In general, convention center contracts are for a shorter contract term than contracts for sports facilities, but typically require less up-front or committed future capital investment. The following chart lists some of our major contracts within the convention center category:

                                                                                                   Size
Name                                        Location                                        (approx. sq. ft)1
----                                        --------                                        -----------------
American Royal Center                       Kansas City, MO                                      372,000
Colorado Convention Center                  Denver, CO                                           300,000
Cow Palace                                  San Francisco, CA                                    300,000
Indiana Convention Center                   Indianapolis, IN                                     400,500
Jacob K. Javits Center                      New York, NY                                         900,000
Kentucky Fair & Expo Center                 Louisville, KY                                      1,068,000
Miami Beach Convention Center               Miami Beach, FL                                      503,000
National Trade Center                       Toronto, ON Canada                                  1,000,000
San Diego Convention Center                 San Diego, CA                                        349,000
Washington, DC Convention Center            Washington, DC                                       381,000
------------------

1 Sources:   Tradeshow Week Exhibit Hall Directory 2000

         Other Entertainment Facilities

         We have contracts to provide a wide range of services to 32 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, state parks, skiing facilities, theme parks and zoos.

         While the services that we provide can vary widely depending on the type of facility concerned, we primarily provide concession services at theme parks, zoos and music amphitheaters, high-end concession services at music amphitheaters, and in-facility restaurants, concession services, food court operations and high-end catering services at horse racing tracks.

         The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities vary from facility to facility.

         The following chart lists examples of our contracts within the other entertainment facilities category:

Name                                             Location                         Venue Type
----                                             --------                         ----------
Alpine Valley Amphitheater                       Walworth, WI                     Music Amphitheater
Belmont, Saratoga and Aqueduct Tracks            New York                         Horse Racing Tracks
Chicago Auditorium Theater                       Chicago, IL                      Theater
DTE Energy Music Theater                         Pontiac, MI                      Music Amphitheater
Glen Helen Pavilion                              San Bernardino, CA               Music Amphitheater
Lake Perris State Park                           Perris, CA                       Marina Operation
Lake Placid Ski Resort                           Lake Placid, NY                  Ski Resort
Los Angeles Zoo                                  Los Angeles, CA                  Zoo
Sea Life Park                                    Oahu, HI                         Theme Park
Verizon Wireless Ampitheater                     Laguna Hills, CA                 Music Amphitheater

Contracts

         We typically enter into one of three types of contract with our clients:

         o        Profit and Loss Contracts;

         o        Profit Sharing Contracts; and

         o        Management Fee Contracts.

         Each of our contracts falls into one of these three categories. However, any particular contract may contain elements of any of the other types as well as other features specific to that contract.

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

         Profit and Loss Contracts. Under Profit and Loss Contracts, we receive all of the revenues and bear all of the expenses of the provision of our services at a facility. These expenses include commissions paid to the client. Some of our Profit and Loss Contracts contain minimum guaranteed commissions or equivalent payments to the client in connection with our right to provide services within the particular facility, regardless of the level of sales at the facility or whether a profit is being generated at the facility. As of January 2, 2001, we served 102 facilities under Profit and Loss Contracts.

         Profit Sharing Contracts. Under Profit Sharing Contracts, also commonly referred to in the industry as incentive bonus contracts, we receive a percentage of any profits earned from the provision of our services at a facility after deducting expenses. These expenses include commissions payable to the client. In addition, under some Profit Sharing Contracts, we receive a fixed fee prior to the determination of profits under the contract. Under Profit Sharing Contracts, we generally do not bear responsibility for any losses incurred in connection with the provision of our services as we are reimbursed for our on-site expenses. However, if a loss is incurred, we typically will receive no payments under the contract other than reimbursement of our expenses and our fixed fee, if any. As of January 2, 2001, we served 19 facilities under Profit Sharing Contracts.

         Management Fee Contracts. Under Management Fee Contracts, we receive a management fee, typically calculated as a fixed dollar amount and/or a fixed or variable percentage of various categories of sales. In addition, some Management Fee Contracts entitle us to incentive fees based upon our performance under the contract, as measured by factors such as revenues or operating costs. We are reimbursed for all of our on-site expenses under these contracts. As of January 2, 2001, we served 8 facilities under Management Fee Contracts.

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

         We currently have a disagreement with one of our major customers. We and the customer are in the process of negotiating a settlement agreement that would resolve all outstanding issues. While the parties have not yet agreed to every provision, our expectation is that we will probably enter into the settlement agreement in the near future.

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

         We compete for contracts against a variety of food service providers. However, our major competitors are other national food service providers, including ARAMARK, Delaware North Corporation, Fine Host Corporation and Levy Restaurants. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region. Existing or potential clients may also elect to "self operate" their food services, eliminating the opportunity for us to compete for the account.

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

Employees

         As of January 2, 2001, we had approximately 1,500 full-time employees. During calendar 2000, approximately 31,700 employees were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly due to the seasonal nature of the business.

         As of January 2, 2001, approximately 38% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events. At some locations, local charitable groups raise funds by working at our concessions operations in exchange for a percentage of gross revenues.

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

         The United States Food and Drug Administration (the "FDA") regulates and inspects our kitchens. Every commercial kitchen in the United States must meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food, the cleanliness of the kitchen and the hygiene of its personnel. We are also subject to various state, local and federal laws regarding the disposition of property and leftover foodstuffs. The cost of compliance with FDA regulations is subject to additions to or changes in FDA regulations.

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

         We have no operations or assets in any foreign country other than Canada. During 2000, our Canadian revenues and Canadian assets were less than 3% of our total revenues and assets, respectively.

ITEM 2.  PROPERTIES.

         We lease our corporate headquarters of approximately 19,300 square feet in Spartanburg, South Carolina, the headquarters of Service America in Stamford, Connecticut of approximately 3,500 square feet, and a regional office in Fords, New Jersey.

         We currently provide our services at 129 client facilities, all of which are owned or leased by our clients. Our contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as provide food and beverage services.


ITEM 3.  LEGAL PROCEEDINGS.

         We are from time to time involved in various legal proceedings incidental to the conduct of our business. In the opinion of management, any liability arising out of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not submit any matters to a vote of security holders during the fourth quarter of our 2000 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Each registrant, other than Volume Holdings, is a direct or indirect wholly-owned subsidiary of Volume Holdings. There is no established public trading market for the equity securities of Volume Holdings. As of March 27, 2001, the latest practicable date, there were four holders of Volume Holdings' common stock. During our 2000 fiscal year, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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


                     Volume Services America Holdings, Inc.
                              (Dollars in millions)

Statement of Operations Data                       1996          1997           1998          1999           2000
                                                 --------      --------       --------      --------        ------
Net sales...................................   $    190.4    $    196.0    $    283.4     $    431.5    $    522.5
Depreciation and amortization...............         12.6          12.9          18.2           26.8          26.3
Operating income(a).........................          2.9           4.8           8.7           16.5          20.6
Interest expense............................          7.3           7.9          11.3           23.0          26.6
Loss before income taxes,
    extraordinary item and cumulative
    effect of change in accounting
    principle...............................         (3.9)         (2.8)         (2.2)          (6.1)         (5.5)
Income tax provision (benefit)..............         --             0.3           1.5           (1.5)         (1.3)
Net loss(b).................................         (3.9)         (3.1)         (5.2)          (5.6)         (4.2)

Balance Sheet Data
Total assets................................        117.3         137.8         269.5          278.6         265.7
Total debt(c)...............................         69.7          79.0         161.3          224.0         219.1
Total stockholders' equity (deficiency).....         21.9          25.1          52.2           (2.4)         (6.5)

Other Data
Net cash provided by operating activities...         11.0          15.3           2.5           16.1          22.7
Net cash used in investing activities.......        (13.5)        (31.0)         (5.3)         (25.4)        (12.9)
Net cash provided by (used in) financing
    activities..............................         (0.4)         15.9           6.3           12.8          (7.3)
EBITDA as defined(d)........................         16.3          20.8          32.1           47.1          51.7
Ratio of earnings to fixed charges(e).......         --            --            --             --            --

--------------------------------------------
(a) Operating income includes a non-cash charge of $2.5, $1.4, $1.4 and $2.5 in fiscal years 1997, 1998, 1999 and 2000, respectively, related to contract termination costs (in fiscal 1997 and 1998), the write-down of long-lived assets identified as impaired and a contract loss provision (in fiscal 1999) and the write-down of long-lived assets identified as impaired and compensation expense (in fiscal 2000). Operating income for fiscal years 1996, 1997, 1998, 1999 and 2000 includes management fees paid to equity owners of $0.3, $0.3, $0.3, $0.4 and $0.4, respectively.
(b) Net loss for Volume Holdings includes an extraordinary loss (net of income taxes) of $1.5 and $0.9 for the non-cash write-off of deferred financing costs in fiscal years 1998 and 1999, respectively. Additionally, net loss for fiscal 1999 includes a charge of $0.3 for the effect of a change in accounting principle (net of income taxes).
(c)      Includes the current portion of long-term debt.
(d) EBITDA as defined is net income (loss) before interest expense, income tax expense, depreciation and amortization, and:

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

         o for fiscal year 1999, $1.5 of non-recurring expenses related to downsizing the Service America corporate office in connection with the acquisition of Service America, $1.4 of non-cash charges related to the write-down of impaired assets for certain contracts and a contract loss provision, a $0.9 extraordinary loss on debt extinguishment, net of taxes, and $0.3 for the cumulative effect of a change in accounting principle, net of taxes.

         o for fiscal year 2000, $1.1 of non-recurring strategic corporate costs, $1.5 of non-cash charges related to the write-down of impaired assets for certain contracts, $0.7 for the write-off of assets related to a litigation settlement and $0.3 in related legal fees and $0.3 in non-cash compensation expense.

         o        for fiscal 1996,  1997, 1998, 1999 and 2000, $0.3, $0.3, $0.3,
                  $0.4 and $0.4, respectively, for management fees paid to equity owners.

         We believe that EBITDA, as defined, provides useful information regarding our ability to service debt. However, it is not a measure in accordance with generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. Our measure of EBITDA, as defined, may not be comparable to similarly titled measures used by other companies due to differences in methods of calculation.

(e) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $3.9, $2.8, $2.2, $6.1 and $5.5 for fiscal years 1996, 1997, 1998, 1999 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 2000 Compared to Fiscal 1999

         Net Sales. Net sales increased 21.1% or $91.0 million from $431.5 million in fiscal 1999 to $522.5 million in fiscal 2000. The increase was due primarily to new service contracts which generated additional revenues of $50.2 million. In addition, ten NFL games, six post-season playoff games and four 1999 regular season games that occurred in January 2000 contributed an increase in net sales of $12.0 million. Of the remaining $28.8 million increase, $16.4 million was the result of an increase in net sales at our convention center venues due primarily to an increase in corporate event bookings.


         Cost of sales. Cost of sales of $424.2 million in fiscal 2000 increased, as a percentage of net sales, 1.8% from fiscal 1999. The primary component of the increase was higher commission costs associated with our new service contracts.


         Selling, general and administrative expenses. Selling, general, and administrative expenses of $47.9 million in fiscal 2000 decreased 0.7%, as percentage of net sales from fiscal 1999. The decline was due primarily to fixed expenses including corporate and field support overhead costs which show no marked increase as a result of the higher net sales.

         Depreciation and amortization. Depreciation and amortization of $26.3 million for fiscal 2000 decreased $0.5 million from the prior year period.


         Transaction related expenses. Costs of $1.1 million incurred in fiscal 2000 consists primarily of non-recurring strategic corporate costs. For fiscal 1999, $1.5 million in expenses were incurred primarily relating to personnel costs, rental costs, and professional fees associated with the acquisition of Service America in August, 1998 (the "Acquisition") and the subsequent downsizing of Service America's headquarters in Stamford, CT.


         Contract related losses. Contract related losses of $2.5 million in fiscal 2000 include an impairment charge of approximately $1.5 million relating to the property and equipment, contract rights and other assets for certain contracts which we continue to operate. Contract related losses also reflects a $0.7 million charge for the write-off of assets related to a litigation settlement involving a terminated contract and $0.3 million in related legal fees.


         Operating income. Operating income increased $4.1 million from $16.5 million in fiscal 1999 to $20.6 million in fiscal 2000. The increase was primarily due to the factors discussed above.


         Interest. Interest expense increased $3.6 million in fiscal 2000 chiefly associated with approximately one additional month of interest expense on Volume Service America's $100.0 million in senior subordinated notes, increased borrowings on Volume Service America's revolving line of credit and higher interest rates on adjustable rate debt during fiscal 2000 as compared to fiscal 1999.


Fiscal 1999 Compared to Fiscal 1998

         Net sales. Net sales increased 52.2% or $148.1 million from $283.4 million in fiscal 1998 to $431.5 million in fiscal 1999. The increase was primarily due to the Acquisition, which resulted in the inclusion of $186.8 million in net sales for fiscal 1999 as compared to $75.5 million in fiscal 1998. Excluding the effect of the Acquisition, net sales increased by $36.7 million as a result of the addition of eight new contracts, which together generated $41.3 million in net sales. The improvement was partially offset by the loss of net sales associated with the closure of several accounts.

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

         Contract related losses. We incurred non-cash contract related losses of $1.4 million in both fiscal 1999 and 1998. The $1.4 million recognized in fiscal 1999 resulted primarily from our determination that certain contracts that we intend to continue operating are impaired, in that the future undiscounted cash flows of these contracts is estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with the contracts. As a result, we have written down the carrying value of these contracts to our estimate of fair value based on the present value of the discounted future cash flows. The $1.4 million in fiscal 1998 relates to the write-off of assets relating to three terminated concession contracts.

         Operating income. Operating income increased $7.8 million from $8.7 million in 1998 to $16.5 million in fiscal 1999. The increase was primarily due to the factors discussed above.

         Interest. Interest expense increased $11.7 million in fiscal 1999 chiefly associated with the issuance of Volume Service America's $100.0 million in senior subordinated notes issued in March 1999 and interest related to Volume Service America's revolving line of credit entered into in December 1998.

Liquidity and Capital Resources

         For fiscal 2000, net cash provided by operating activities was $22.7 million compared to $16.1 million in fiscal 1999. The $6.6 million increase was primarily due to increased operating activities as a result of the higher overall sales mainly associated with our new service contracts.

         For fiscal 2000, net cash used in investing activities was $12.9 million compared to $25.4 million in fiscal 1999. For the 2000 period, the $12.9 million in investing activities primarily reflects investments for the purchases of property and equipment and investments in contract rights in connection with maintaining and/or renewing existing contracts. The higher capital expenditures in the 1999 period reflect $17.5 million in investments for newly acquired service contracts.

         For fiscal 2000, net cash used in financing activities was $7.3 million compared to $12.8 million in cash provided by financing activities in fiscal 1999. The fiscal 2000 activity primarily reflects the repayment of $3.5 million borrowed under the Volume Service America's revolving credit facility and $1.2 million of senior secured debt. The 1999 figure reflects the issuance of $100.0 million of senior subordinated notes, and the use of proceeds to retire $45.0 million of senior secured debt and $0.5 million of GE Capital debt, redeem $49.5 million of stock, and pay related fees of $6.2 million. Excluding the financing, $9.5 million was borrowed under the revolving credit facility to fund working capital and capital expenditures in fiscal 1999.

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

         For fiscal 1999, net cash used in investing activities was $25.4 million compared to $5.3 million in fiscal 1998. The primary components of net cash used in investing activities were the purchase of property and equipment and investment in contract rights in connection with acquiring or renewing contracts. In fiscal 1999, Volume Holdings made $17.5 million in investments in property and equipment and contract rights for newly acquired contracts as compared to $8.6 million in fiscal 1998. Investments made in the purchase of property and equipment and contract rights for existing contracts were $8.8 million in fiscal 1999 as compared to $10.2 million in fiscal year 1998. These investments were partially offset by proceeds from the sale of property and equipment which were $.9 million and $15.9 million in fiscal years 1999 and 1998, respectively. Of the $15.9 million in proceeds for fiscal 1998, $12.6 million was due to the termination of our Ericsson Stadium contract.

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

         At January 2, 2001, $51.1 million of the revolving credit facility was available to be borrowed under our credit facility. At that date, there were $6.0 million in outstanding borrowings and $17.9 million of outstanding, undrawn letters of credit reducing availability.

Future Liquidity and Capital Resources

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We are currently committed under client contracts to fund capital investments of approximately $25.6 million and $4.1 million in 2001 and 2002, respectively. We anticipate total capital investments of $32.5 million in fiscal 2001.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 137 and SFAS
138. SFAS 133, as amended, is effective for us beginning January 3, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designed as part of a hedge transaction. We have assessed the effect of this standard and believe that adoption of this statement, as amended, will not have a material impact on our financial position, results of operations or cash flows.

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

                                 January 2, 2001
                                                                                                             Fair
                                                                                                            Value
                                  2001      2002      2003      2004      2005    Thereafter     Total      1/2/01
                                  ----      ----      ----      ----      ----    ----------     -----      ------
                                                                 (In Millions)
Long-term debt:

    Variable rate:........      $  1.2    $   1.2   $  1.2    $  6.2    $   1.2    $   106.7    $ 117.7    $ 117.7

    Average interest rate:         9.6%       9.6%     9.6%      9.6%       9.6%         9.6%

    Fixed rate:...........      $   0     $    0     $   0     $   0     $   0     $   100.0    $ 100.0    $  87.0

    Average interest rate:        11.25%     11.25%   11.25%    11.25%     11.25%

Short-term debt:

    Variable rate:              $  1.0                                                          $   1.0    $   1.0

    Average interest rate:         8.9%


                                                                                                                 Fair
                                      Notional          Strike           Reference                              Value
                                       Amount            Rate              Rate              Period             1/2/01
                                     ----------       ----------       ------------        ----------          -------

Purchased interest rate cap             10.0             7.5%             3 month           4/15/99 -           $0.00
                                                                           LIBOR             6/16/01

                                                                       Fair Value
                                                         2001            1/2/01
                                                         ----          ----------

Interest rate swap

  Fixed to variable                                      $30.0           $(0.1)

  Average pay rate                                       6.4%

  Floor receive rate                                     5.4%



ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



Volume Services America Holdings, Inc.

Independent Auditors' Report

Consolidated Financial Statements
Years Ended December 28, 1999 and
January 2, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Volume Services America Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Volume Services America Holdings, Inc. and subsidiaries (the "Company") as of December 28, 1999 and January 2, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the three years in the period ended January 2, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 1999 and January 2, 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche, LLP

March 9, 2001




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1999 AND JANUARY 2, 2001 (In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        December 28,      January 2,
ASSETS                                                                                     1999              2001
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    12,281       $    14,726
  Accounts receivable, less allowance for doubtful accounts of $1,348 and
    $876 at December 28, 1999 and January 2, 2001, respectively                               16,935            19,386
  Merchandise inventories                                                                     10,947            11,524
  Prepaid expenses and other                                                                   6,870             2,524
  Deferred tax asset                                                                           3,756             2,064
                                                                                        ------------       -----------
           Total current assets                                                               50,789            50,224
                                                                                        ------------       -----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                      44,518            47,036
  Merchandising equipment                                                                     43,261            43,746
  Vehicles and other equipment                                                                 6,953             7,473
  Construction in process                                                                        474               203
                                                                                         -----------       -----------
           Total                                                                              95,206            98,458
  Less - accumulated depreciation and amortization                                           (25,805)          (35,770)
                                                                                         -----------       -----------
           Property and equipment, net                                                        69,401            62,688
                                                                                         -----------       -----------

OTHER ASSETS:
  Contract rights, net                                                                        73,808            70,793
  Cost in excess of net assets acquired, net                                                  50,000            48,228
  Deferred financing costs, net                                                               11,459             9,948
  Trademarks, net                                                                             18,422            17,735
  Other                                                                                        4,742             6,080
                                                                                         -----------       -----------
           Total other assets                                                                158,431           152,784
                                                                                         -----------       -----------

TOTAL ASSETS                                                                             $   278,621       $   265,696
                                                                                         ===========       ===========




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 28, 1999 AND JANUARY 2, 2001 (In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         December 28,         January 2,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                    1999                 2001

CURRENT LIABILITIES:
  Short-term note payable                                                                  $        -         $   1,000
  Current maturities of long-term debt                                                          1,150             1,150
  Current maturities of capital lease obligation                                                  206               225
  Accounts payable                                                                             17,116            14,838
  Accrued salaries and vacations                                                                8,050             8,707
  Liability for insurance                                                                       2,186             2,522
  Accrued taxes, including income taxes                                                         2,706             2,536
  Accrued commissions and royalties                                                            10,258            12,332
  Accrued interest                                                                              3,873             4,005
  Other                                                                                         4,304             3,164
                                                                                           ----------         ---------
           Total current liabilities                                                           49,849            50,479
                                                                                           ----------         ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                                              222,200           216,550
  Capital lease obligation                                                                        416               191
  Deferred income taxes                                                                         5,091             2,242
  Liability for insurance                                                                       1,370             1,608
  Other liabilities                                                                             2,081             1,135
                                                                                           ----------         ---------
           Total long-term liabilities                                                        231,158           221,726
                                                                                           ----------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized:  1,000 shares; issued:
      526 shares; outstanding:  332 shares                                                        -                 -
  Additional paid-in capital                                                                   66,474            66,754
  Accumulated deficit                                                                         (18,243)          (22,462)
  Accumulated other comprehensive loss                                                           (198)             (262)
  Treasury stock - at cost (194 shares)                                                       (49,500)          (49,500)
  Loans to related parties                                                                       (919)           (1,039)
                                                                                           ----------         ---------
          Total stockholders' deficiency                                                       (2,386)           (6,509)
                                                                                           ----------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $   278,621        $ 265,696
                                                                                           ===========        =========


See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 29, 1998, DECEMBER 28, 1999 AND JANUARY 2, 2001
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                     December 29,       December 28,        January 2,
                                                                        1998                 1999              2001

Net sales                                                          $    283,441           $  431,453        $  522,533
Cost of sales                                                           222,533              342,489           424,160
Selling, general and administrative                                      29,464               42,713            47,860
Depreciation and amortization                                            18,197               26,815            26,300
Transaction related expenses                                              3,081                1,529             1,105
Contract related losses                                                   1,423                1,422             2,524
                                                                   ------------            ---------        ----------

Operating income                                                          8,743               16,485            20,584
Interest expense                                                         11,322               23,029            26,577
Other income, net                                                          (359)                (476)             (486)
                                                                   ------------            ---------        ----------

Loss before income taxes                                                 (2,220)              (6,068)           (5,507)
Income tax provision (benefit)                                            1,518               (1,549)           (1,288)
                                                                   ------------            ---------        ----------

Loss before extraordinary item and
  cumulative effect of change in accounting
  principle                                                              (3,738)              (4,519)           (4,219)
Extraordinary loss on debt extinguishment,
  net of taxes                                                           (1,499)                (873)                -
Cumulative effect of change in accounting
  principle, net of taxes                                                    -                  (256)                -
                                                                    -----------            ---------        ----------

Net loss                                                                 (5,237)              (5,648)           (4,219)
Other comprehensive loss - foreign currency
  translation adjustment                                                    (67)                (131)              (64)
                                                                    -----------            ---------        ----------

Comprehensive loss                                                  $    (5,304)           $  (5,779)       $   (4,283)
                                                                    ===========            =========        ==========


See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 29, 1998, DECEMBER 28, 1999 AND JANUARY 2, 2001
(In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Accumulated
                                                        Additional                     Other                    Loans to
                                   Common     Common     Paid-in     Accumulated    Comprehensive   Treasury    Related
                                   Shares     Stock      Capital       Deficit         Loss          Stock      Parties       Total

BALANCE, DECEMBER 30, 1997          339        $ -      $ 33,857       $ (7,358)       $   -        $    -       $(1,318)  $ 25,181
  Capital investment                 37          -         3,750              -            -             -          (250)     3,500
  Shares issued in acquisition      150          -        28,867              -            -             -             -     28,867
  Loans to related parties            -          -             -              -            -             -            (3)        (3)
  Foreign currency translation        -          -             -              -          (67)            -             -        (67)
  Net loss                            -          -             -         (5,237)           -             -             -     (5,237)
                                   ----         ---     --------      ---------       -------      -------       -------   --------

BALANCE, DECEMBER 29, 1998          526          -        66,474        (12,595)         (67)            -        (1,571)     52,241
  Stock redemption                 (194)         -             -              -            -       (49,500)            -    (49,500)
  Loans to related parties            -          -             -              -            -             -          (912)      (912)
  Repayment of investor notes         -          -             -              -            -             -         1,564      1,564
  Foreign currency translation        -          -             -              -         (131)            -             -       (131)
  Net loss                            -          -             -         (5,648)          -              -             -     (5,648)
                                   ----         ---     --------      ---------       -------      --------      --------   --------

BALANCE, DECEMBER 28, 1999          332          -        66,474        (18,243)        (198)      (49,500)         (919)    (2,386)
  Noncash compensation                -          -           280              -            -             -             -        280
  Loans to related parties            -          -             -              -            -             -          (120)      (120)
  Foreign currency translation        -          -             -              -          (64)            -             -        (64)
  Net loss                            -          -             -         (4,219)           -             -             -     (4,219)
                                   ----         ---     --------      ---------       -------     --------       -------   --------

BALANCE, JANUARY 2, 2001            332        $ -      $ 66,754      $ (22,462)      $ (262)     $(49,500)      $(1,039)  $ (6,509)
                                   ====        ====     ========      =========       ======      ========       =======   ========


See notes to consolidated financial statements



VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 1998, DECEMBER 28, 1999 AND JANUARY 2, 2001
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      Years Ended
                                                                  -----------------------------------------------------
                                                                     December 29,       December 28,      January 2,
                                                                       1998                1999             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $    (5,237)           $ (5,648)        $ (4,219)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Extraordinary item                                                     1,499                 873                -
    Cumulative effect of change in accounting principle                        -                 256                -
    Depreciation and amortization                                         18,197              26,815           26,300
    Amortization of deferred financing costs                                 551               1,475            1,511
    Contract related losses                                                1,423               1,422            2,220
    Noncash compensation                                                       -                   -              280
    Deferred tax change                                                    1,159              (3,267)          (1,158)
    Gain on disposition of assets                                            (15)                (13)            (256)
    Other                                                                    242                (131)             (64)
    Changes in assets and liabilities, net of effect of
      acquisition:
      Decrease (increase) in assets:
        Accounts and notes receivable                                     (2,361)                855           (3,218)
        Merchandise inventories                                               15              (1,362)            (577)
        Prepaid expenses                                                    (470)             (2,577)           2,407
        Other assets                                                      (1,479)               (639)          (1,798)
      Increase (decrease) in liabilities:
        Accounts payable                                                  (4,459)             (4,857)              74
        Accrued salaries and vacations                                       453                (466)             657
        Liability for insurance                                              733              (1,609)             574
        Other liabilities                                                 (7,799)              4,963              (49)
                                                                     -----------            --------          -------
           Net cash provided by operating activities                       2,452              16,090           22,684
                                                                     -----------            --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                                  2                   -                -
  Cash purchased in acquisition of Service America                         1,587                   -                -
  Payment of acquisition costs                                            (2,820)                  -                -
  Purchase of minority interest stock of Service America                    (631)                  -                -
  Purchase of property and equipment                                     (12,635)            (10,418)          (6,399)
  Proceeds from sale of property and equipment                             3,349                 887              965
  Proceeds from assets held for sale                                      12,575                   -                -
  Additions to assets held for sale                                         (607)                  -                -
  Purchase of contract rights                                             (6,169)            (15,882)          (7,477)
                                                                     -----------             -------          -------
           Net cash used in investing activities                          (5,349)            (25,413)         (12,911)
                                                                     -----------             -------          -------



VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 29, 1998, DECEMBER 28, 1999 AND JANUARY 2, 2001
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         Years Ended
                                                                  ------------------------------------------------------
                                                                      December 29,        December 28,     January 2,
                                                                        1998                1999              2001

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings - revolving loans                                         $ 6,897            $ 9,500         $ (3,500)
  Principal payments on long-term debt                                    (154,291)           (46,650)          (1,150)
  Proceeds from long-term debt                                             160,000            100,000                -
  Payments of financing costs                                               (7,859)            (6,600)               -
  Principal payments on capital lease obligations                             (103)              (189)            (206)
  Increase (decrease) in bank overdrafts                                    (1,842)             5,563           (2,352)
  Net increase (decrease) in loans to related parties                           (3)               652             (120)
  Capital contribution                                                       3,500                  -                -
  Redemption of stock                                                            -            (49,500)               -
                                                                           -------           --------         --------
           Net cash provided by (used in) financing activities               6,299             12,776           (7,328)
                                                                           -------           --------         --------

INCREASE IN CASH                                                             3,402              3,453            2,445

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                          5,426              8,828           12,281
                                                                           -------           --------         --------

  End of year                                                              $ 8,828           $ 12,281         $ 14,726
                                                                           =======           ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                            $ 5,892           $ 17,790         $ 24,934
                                                                           =======           ========         ========
  Income taxes paid                                                        $   449           $    578         $    391
                                                                           =======           ========         ========
  Noncash activities:
    Other                                                                  $   250
                                                                           =======
    Capital lease obligation                                               $   914
                                                                           =======
    Purchase of Service America for stock and note payable                 $28,867
                                                                           =======


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 1998, DECEMBER 28, 1999 AND JANUARY 2, 2001
--------------------------------------------------------------------------------



1.    GENERAL

      Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company") is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Holdings' financial information is therefore substantially the same as that of Volume Services America. Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume
      Services,   Inc.  ("Volume  Services")  and  Service  America  Corporation
      ("Service America"). The Company is owned by its senior management, Blackstone Capital Partners II Merchant Banking Fund, L.P. ("BCP II"), and General Electric Capital Corporation ("GE Capital"). GE Capital controlled 36.4% of the Company at January 2, 2001. As of January 2, 2001, the remainder of the Company's capital stock was owned by limited partnerships controlled by BCP Volume L.P. and BCP Offshore Volume L.P. ("Blackstone") (59.4%) and by current and former management employees of Volume Services (4.2%).

      At January 2, 2001, the Company had approximately 129 contracts to provide specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. Contracts to provide these services were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Volume Services America, Volume Services and Service America. All significant intercompany transactions have been eliminated.

      Fiscal Year - The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 1998 and 1999 fiscal years consisted of 52 weeks and fiscal year 2000 contained 53 weeks.

      Cash  and  Cash  Equivalents  -  The  Company  considers   temporary  cash
      investments purchased with an original maturity of three months or less to be cash.

      Revenue Recognition - The Company typically enters into one of three types of contracts: 1) profit and loss contracts, 2) profit sharing contracts and 3) management fee contracts. Under profit and loss and profit-sharing contracts, revenue from food and beverage concessions and catering contract food services is recognized as the services are provided. Management fee contracts provide the Company with a fixed fee or a fixed fee plus an incentive fee and the Company bears no profit or loss risk. Only the amount of the fees received are included in net sales when earned.

      The aggregate amount of sales recognized by the Company and sales collected on behalf of others under management fee contracts from services provided to the end users of the products is defined as "managed revenues." The Company's total managed revenues for fiscal years 1998, 1999 and 2000 were approximately $315,728,000, $452,679,000 and
      $542,324,000, respectively.

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

      Depreciation - Property and equipment is stated at cost and is depreciated on the straight-line method over the lesser of the estimated useful life of the asset and the term of the contract at the site where such property and equipment is located. Following are the estimated useful lives of the property and equipment:

      o        Leasehold improvements -   generally 10 years -   limited by  the
               lease term or contract term, if applicable

      o Merchandising equipment - generally 5 to 10 years limited by the contract term, if applicable

      o Vehicles and other equipment - generally 2 to 10 years limited by the contract term, if applicable

      Contract Rights - Contract rights, net of accumulated amortization, consist primarily of certain directly attributable costs incurred by the Company in obtaining or renewing contracts with clients and the fair value of contract rights acquired related to the acquisitions of Volume Services in 1995 and Service America in 1998. These costs for the Company are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company. Accumulated amortization was approximately $22,163,000 at December 28, 1999 and $29,789,000 at January 2, 2001.

      Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired (goodwill) is being amortized on the straight-line basis over 30 years. Accumulated amortization was approximately $3,206,000 at December 28, 1999 and $4,977,000 at January 2, 2001.

      Trademarks - Trademarks are being amortized on a straight-line  basis over
      30  years.   Accumulated  amortization  was  approximately  $2,178,000  at
      December 28, 1999 and $2,865,000 at January 2, 2001.

      Deferred Financing Costs - Deferred financing costs are being amortized as interest expense over the life of the respective debt using the interest method. Accumulated amortization was approximately $1,550,000 at December 28, 1999 and $3,062,000 at January 2, 2001.

      Impairment of Long-Lived Assets and Contract Losses - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS No. 121, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, such as property, and certain identifiable intangibles, is based on the estimated fair value of the asset determined by future discounted net cash flows.

      The Company assesses cost in excess of net assets acquired (goodwill) for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future undiscounted cash flows over the remaining life of goodwill. If the sum of the expected future undiscounted cash flows is less than the carrying amount of goodwill, an impairment loss is recognized. Measurement of an impairment loss for goodwill is based upon the difference between the carrying amount of goodwill and the future undiscounted cash flows.

      Derivative Financial Instruments - The Company uses derivative financial instruments, including interest rate swaps, caps and floors as a means of hedging exposure to interest rate risks. All hedging instruments are designated as hedges and are highly correlated to the underlying risk as required by accounting principles generally accepted in the United States of America. Instruments that do not qualify for hedge accounting are marked-to-market with changes recognized in current earnings. The Company is the end-user and does not utilize these instruments for speculative purposes. The Company has rigorous standards regarding the financial stability and credit standing of its major counterparties.

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

      Insurance  - At the  beginning  of  fiscal  1999,  the  Company  adopted a
      premium-based   insurance  program  for  general   liability,   automobile
      liability and workers' compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability and workers' compensation risks, supplemented by stop-loss type insurance policies. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 5.14% and 5.98% at December 28, 1999 and 4.92% and 5.11% at January 2, 2001), to
      their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at December 28, 1999 and January 2, 2001 were $3,398,000 and $2,755,000, respectively. The related undiscounted amounts were $3,884,000 and $3,256,000, respectively.

      The Company became self-insured for employee health insurance in December 1999. Prior to December 1999, the Company had a premium-based insurance program. The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at December 28, 1999 and January 2, 2001 was $196,000 and $793,000, respectively.

      Cash Overdrafts - The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling $9,420,000 and $7,068,000 at December 28, 1999 and January 2, 2001,
      respectively.

      Foreign Currency - The balance sheet and results of operations of the Company's Canadian subsidiary (a subsidiary of Service America) are measured using the local currency as the functional currency. Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period. The exchange gains and losses arising on transactions are charged to income as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in accumulated other comprehensive loss. These amounts were not significant for any period reported.

      Transaction Related Expenses - Transaction related expenses in fiscal years 1998 and 1999 primarily include personnel costs, rental costs and professional fees associated with downsizing Service America Corporation's Stamford, Connecticut office (see Note 5). Transaction related expenses in fiscal year 2000 consist primarily of nonrecurring strategic corporate costs.

      Income Taxes - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

      Segment Reporting - The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

      Reclassifications   -  Certain   amounts   in  1998  and  1999  have  been
      reclassified, where applicable, to conform to the financial statement presentation used in 2000.

      Noncash Compensation - The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation.

      New  Accounting  Standards  -  In  June  1998,  the  Financial  Accounting
      Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, is effective for the Company beginning January 3, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designed as part of a hedge transaction. The Company has assessed the effect of this standard and has determined that adoption of this statement, as amended, will not have a material impact on the Company's financial position, results of operations or cash flows.


3.    CHANGE IN ACCOUNTING PRINCIPLE

      In fiscal year 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires that costs of start-up activities be expensed as incurred, as of December 28, 1999. As a result, the Company recorded a charge of $256,000 net of tax (approximately $170,000) reflecting the effect of the change in accounting principle during fiscal year 1999.


4.    SIGNIFICANT RISKS AND UNCERTAINTIES

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for self-insured claims and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

      Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company's customer base and their dispersion across different geographic areas. For the fiscal years ended December 29, 1998, December 28, 1999 and January 2, 2001, the Company had one customer that accounted for approximately 15.8%, 11.1%, and 9.8% of operating revenues, respectively.

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

      The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Service America acquisition had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                         Pro Forma
                                                      (in thousands)
                                                        Year Ended
                                                           1998

       Net sales                                         $ 405,900
       Loss before extraordinary item                       (9,900)
       Net loss                                            (11,900)

6.    DEBT

      Long-term debt consists of the following (in thousands):

                                                         1999            2000

      Term B borrowings                                $113,850        $112,700
      Revolving loans                                     9,500           5,000
      Senior subordinated notes                         100,000         100,000
                                                       --------        --------
                                                        223,350         217,700
      Less - current portion of long-term debt           (1,150)         (1,150)
                                                       --------        --------

      Total long-term debt                             $222,200        $216,550
                                                       ========        ========


      1998 Credit Agreement - On December 3, 1998, Volume Services America (the "Borrower") entered into a credit agreement, which provided for $160,000,000 in term loans, consisting of $40,000,000 of Tranche A term loans ("Term Loan A") and $120,000,000 of Tranche B term loans ("Term Loan B" and together with Term Loan A, the "Term Loans") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Term Loans were used to repay in full all outstanding indebtedness of Volume Services and Service America under their then existing credit facilities and to pay fees and expenses incurred in connection with the acquisition of Service America and the credit agreement. All borrowings under the credit facility are secured by substantially all the assets of Volume Holdings and the majority of its subsidiaries, including Volume Services and Service America. The commitments under the Revolving Credit Facility are available to fund capital investment requirements, working capital and general corporate needs of the Company. In conjunction with the credit agreement, the Company recognized an extraordinary loss of $1,499,000, net of taxes (approximately $999,000), in its statement of operations for the early extinguishment of its previous debt in fiscal year 1998.

      On March 4, 1999,  the  $40,000,000 of Term A borrowings and $5,000,000 of
      Term  B  borrowings   were  repaid  with  the  proceeds  from  the  Senior
      Subordinated Notes discussed below.

      Installments of Term Loan B are due in consecutive quarterly installments on the last day of each fiscal quarter with 25% of the following annual amounts being paid on each installment date: $1,150,000 in each year from 2001 through 2005, and $106,950,000 in 2006.

      The Revolving Credit Facility allows the Company to borrow up to $75,000,000 and includes a sub-limit of $35,000,000 for letters of credit which reduce availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for swingline loans. The Revolving Credit Facility will mature on December 3, 2004. At January 2, 2001, $6,000,000 was outstanding under the Revolving Credit Facility, consisting of $5,000,000 in Revolving Loans and $1,000,000 in Swingline Loans (included in short-term note payable), and approximately $17,901,000 of letters of credit were outstanding but undrawn.

      Borrowings under the credit agreement bear interest at floating rates based upon the interest rate option elected by the Company and the Company's leverage ratio. The interest rates at December 28, 1999 were 9.94% for Term Loan B and 10.5% for the Revolving Credit Facility. The interest rates at January 2, 2001 were 10.25% for Term Loan B and 11.5% for the Revolving Credit Facility.

      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. The credit agreement contains covenants that require the Company to comply with certain financial covenants, including a maximum net leverage ratio, an interest coverage ratio and a minimum consolidated cash net worth test as defined. At January 2, 2001, the Company was in compliance with all covenants. In addition, Volume Services America is restricted in its ability to pay dividends and other restricted payments in an amount greater than approximately $49,500,000 at January 2, 2001.

      Senior Subordinated Notes - On March 4, 1999, Volume Services America completed a private placement of 11-1/4% Senior Subordinated Notes in the aggregate principal amount of $100 million. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which have been registered under the Securities Act of 1933. The notes mature on March 1, 2009 and interest is payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes are unsecured, are subordinated to all the existing debt and any future debt of Volume Services America, rank equally with all of the other Senior Subordinated debt of Volume Services America, and senior to all of Volume Services America's existing and subordinated debt. Furthermore, the debt is guaranteed by the Company and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.

      The proceeds of the notes were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by Volume Holdings of 194 shares of Volume Holdings common stock for $49,500,000 and the repayment by Volume Holdings of a $500,000 note in favor of GE Capital and (iii) pay fees and expenses incurred in connection with the notes and the consent from lenders to an amendment to the Credit Agreement. In conjunction with the notes, Volume Services America recognized an extraordinary loss of $873,000, net of taxes (approximately $570,000), in its statement of operations for the early extinguishment of $45,000,000 of Term Loans in fiscal year 1999.

      Aggregate annual maturities of long-term debt at January 2, 2001 are as follows (in thousands):

      2001                                                   $  1,150
      2002                                                      1,150
      2003                                                      1,150
      2004                                                      6,150
      2005                                                      1,150
      Thereafter                                              206,950
                                                             --------

      Total                                                  $217,700
                                                             ========

7.    CAPITAL LEASE OBLIGATION

      The Company is obligated to make minimum lease payments under a capital lease agreement. The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of January 2, 2001 (in thousands):

       Fiscal Year

       2001                                                               $ 250
       2002                                                                 196
                                                                          -----
       Total minimum lease payments                                         446
       Less - amount representing interest                                  (30)
                                                                          -----
       Present value of minimum lease payments                              416
       Less - current portion of capital lease obligation                  (225)
                                                                          -----

       Total long-term capital lease obligation                           $ 191
                                                                          =====


      Under the terms of the lease agreement, certain equipment is pledged to secure performance as follows (in thousands):

        Equipment                                                         $ 914
        Accumulated depreciation                                           (251)
                                                                          -----

        Total                                                             $ 663
                                                                          =====



8.    INCOME TAXES

      The components of deferred taxes are (in thousands):

                                                                               1999            2000

       Deferred tax liabilities:
         Intangibles (goodwill, contract rights and trademarks)              $ (9,746)      $  (6,711)
         Other prepaid assets                                                    (525)           (455)
                                                                             --------       ---------
                                                                              (10,271)         (7,166)
                                                                             --------       ---------
      Deferred tax assets:
        Difference between book and tax basis of property                          17           1,129
        Bad debt reserves                                                         461             334
        Inventory reserves                                                         73             203
        Other reserves and accrued liabilities                                  3,503           2,789
        General business credit carryforwards                                   1,491             822
        Accrued compensation and vacation                                         867             954
        Net operating loss carryforward                                         2,524             757
                                                                             --------       ---------
                                                                                8,936           6,988
                                                                             --------       ---------

       Net deferred tax liabilities                                          $ (1,335)      $    (178)
                                                                             ========       =========

      Net deferred tax liability is recognized as follows in the accompanying 1999 and 2000 consolidated balance sheets:
        Current deferred tax asset                                           $  3,756       $   2,064
        Noncurrent deferred tax liability                                      (5,091)         (2,242)
                                                                             --------       ---------

      Net deferred tax liability                                             $ (1,335)      $    (178)
                                                                             ========       =========



      At January 2, 2001, the Company has approximately $17,500,000 of net operating loss carryforwards, $13,000,000 of which are from the acquisition of Service America. These carryforwards begin to expire in years 2008 through 2020. The Company's future ability to utilize the acquired Service America net operating loss carryforward is limited to some extent by section 382 of the Internal Revenue Code of 1986, as amended. The general business credit carryforwards begin to expire in 2005.

      As of December 28, 1999, there was a change in management's estimate of certain items relating to the basis of tax liabilities that existed at the date of the acquisition of Service America. The effect of adjustments to these liabilities, which approximates $970,000, was applied as a decrease to goodwill attributable to the acquisition.

      The provision (benefit) for income taxes is as follows (in thousands):

                                                                           Fiscal Year Ended
                                                         -------------------------------------------------------------
                                                                 December 29,         December 28,          January 2,
                                                                    1998                 1999                   2001

      Current provision (benefit)                                  $  359               $ 1,718               $  (130)
      Deferred provision (benefit)                                  1,159                (3,267)               (1,158)
                                                                   ------               -------               -------

      Total provision (benefit) for income taxes                   $1,518               $(1,549)              $(1,288)
                                                                   ======               =======               =======


      The difference between the statutory federal income tax rate and the effective tax rate on net loss is as follows:

                                                                      Fiscal Year Ended
                                             ----------------------------------------------------------
                                                    December 29,         December 28,        January 2,
                                                       1998                  1999               2001

Statutory rate                                          (34)%                (34)%                (34)%
Differences:
  State income taxes                                     33                   (3)                  (1)
  Nondeductible expenses (meals and
    entertainment)                                        2                    1                    4
  Adjustment to valuation allowance                      58                    -                    -
  Goodwill                                                8                    8                    9
  Federal tax credits                                     -                   (2)                  (1)
  Foreign tax reserve                                     -                    3                    -
  Other                                                   1                    1                    -
                                                        ---                  ---                  ---

Total provision (benefit) for income taxes               68 %                (26)%                (23)%
                                                        ===                  ===                  ===


9.    EQUITY TRANSACTIONS

      Stock Redemption - From the proceeds of the Senior Subordinated Notes described in Note 5, Volume Services America paid a $50,000,000 dividend in 1999 to Volume Holdings. Volume Holdings used the proceeds to redeem 194 shares of its common stock (the "Stock Redemption") and to repay a $500,000 note in favor of GE Capital.

      Loans to Related Parties - At December 28, 1999 and January 2, 2001, the Company has made loans to VSI Management and another partnership which hold an indirect ownership in the Company. The loans were used to fund the repurchase of partnership interests from former members of management. Accordingly, these amounts have been included as a reduction to stockholders' equity.

      Noncash Compensation - During the current year, certain management employees purchased units in two partnerships that have an indirect ownership in the Company. These purchases were financed with nonrecourse loans. The terms of the purchase agreements are such that the issuance of these units is a variable plan, which requires the Company to revalue the units at each measurement date for changes in the fair value of the units. The related compensation expense is recorded in selling, general, and administrative expenses in the statement of operations and comprehensive loss, for fiscal year 2000. Had compensation costs been determined as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net earnings would not have been significant.


10.   INTEREST RATE HEDGING ARRANGEMENTS

      Effective April 15, 1999, the Company entered into an interest cap transaction with the Union Bank of California ("UBOC") for a $10,000,000 notional amount for $4,200. The interest rate cap protects the Company if the three-month LIBOR exceeds 7.5% through January 16, 2001.

      The Company entered into an interest rate swap transaction on April 16, 1999 with UBOC for a $30,000,000 notional amount with no up front cost. This swap provides that the Company pays to UBOC one-month LIBOR and that UBOC pays to the Company 5.375% each month until April 20, 2001. On October 20, 1999, the Company sold an interest rate floor on this swap to UBOC and received $34,000. The interest rate floor is being marked-to-market. Consequently, in the event that one-month LIBOR is less than 5.375% the Company must instead pay 5.375%.

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


11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of financial instruments and related underlying assumptions are as follows:

      Long-Term Debt - The Company estimates that the carrying value at December 28, 1999 and January 2, 2001 approximates the fair value of the Term Loans and Revolving Credit Facility based upon the variable rate of interest and frequent repricing. The Company estimates the fair value of the Senior Subordinated Notes to be approximately $87,000,000 (book value $100,000,000) based on third-party quotations for the same or similar issues.

      Interest Rate Hedging Arrangements - At December 28, 1999, the Company estimates the fair values of the interest rate swap, cap and floor as a loss of $450,250, a loss of $5,100 and a gain of $1,900, respectively. At January 2, 2001, the Company estimates the fair values of the interest rate swap, cap and floor as a loss of $114,389, $0 and a loss of $620, respectively. These figures represent the estimated amounts the Company would pay or receive to terminate these financial instrument agreements, as quoted by the financial institution.

      Current Assets and Current Liabilities - The Company estimates the carrying value of these assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

12.   COMMITMENTS AND CONTINGENCIES

      Leases and Client Contracts - The Company operates primarily at its clients' premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $86,489,000, $131,056,000 and $168,782,000 for fiscal years 1998, 1999 and 2000, respectively. Minimum guaranteed commission and royalty expense was approximately $3,634,000, $9,955,000 and $10,223,000 for fiscal years 1998, 1999 and 2000, respectively.

      The Company leases a number of real properties and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases. Rent expense was approximately $1,317,000, $1,085,000 and $1,080,000 in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

      Future  minimum   commitments   for  all  operating   leases  and  minimum
      commissions and royalties due under client contracts are as follows (in thousands):

                                                     Commissions
                                   Operating             and
      Year                           Leases           Royalties

      2001                          $  404             $ 8,630
      2002                             330               6,609
      2003                             273               5,461
      2004                             131               4,710
      2005                               2               4,471
      Thereafter                         -              20,034
                                    ------             -------

      Total                         $1,140             $49,915
                                    ======             =======

      Employment Contracts - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of January 2, 2001, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $6.0 million.

      Commitments - Pursuant to its contracts with various clients, the Company is committed to spend approximately $20,297,000 during 2001 and $4,062,000 during 2002 for equipment improvements and location contract rights. Subsequent to fiscal year end 2000, the Company signed contract extensions obligating it to expend $5,275,000 in capital investments in 2001.

      At January 2, 2001, the Company has $5,314,000 of letters of credit collateralizing the Company's performance and other bonds, and $3,145,000 in letters of credit collateralizing the self-insurance reserves of the Company, and $9,442,000 in other letters of credit.

      Litigation - There are various claims and pending legal actions against or indirectly involving the Company. It is the opinion of management, after considering a number of factors, including, but not limited to, the current status of the litigation (including any settlement discussions), views of retained counsel, the nature of the litigation, the prior experience of the Company, and the amounts which the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or future results of operations of the Company.

13.   RELATED PARTY TRANSACTIONS

      Management Fees - Certain administrative and management functions are provided to the Company by the Blackstone Group and GE Capital through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $250,000 in fiscal years 1998, 1999 and 2000. GE Capital was paid management fees of approximately $42,000 in fiscal year 1998 and $167,000 in fiscal years 1999 and 2000. Such amounts are included in selling, general and administrative expenses.

      The Company also paid fees of $2,400,000 in 1998 to the Blackstone Group for consulting and advisory services in connection with the Acquisition, in accordance with the terms of an arrangement entered into in May 1998. Such amounts were included in goodwill.

      Leasing Services - GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 1998, 1999 and 2000 for such services, net of discounts earned, were approximately $1,900,000, $185,000 and $165,000 and are included in selling, general and administrative expenses. The Company also leases equipment from GE Capital under a capital lease (Note 7).

      Management Incentive Agreement - During 1998, the Company introduced a discretionary incentive plan whereby general managers and senior management personnel qualify for incentive payments in the event that the Company has exceeded certain financial performance targets determined on an annual basis. The Company has accrued approximately $865,000 and $1,597,000 in accrued salaries and vacations in the accompanying balance sheets at December 28, 1999 and January 2, 2001, respectively, for such incentives payable to certain general managers and senior management personnel. These amounts are included in selling, general, and administrative expenses.


14.   RETIREMENT PLAN

      Effective February 15, 2000, the Volume Service 401(k) plan was merged into the Service America 40l(k) plan, forming the Volume Services America 401(k) defined contribution plan. This plan covers substantially all Volume Services America employees. Employees may contribute up to 16% of their eligible earnings and the Company will match 25% of employee contributions up to the first 6% of employee compensation, with an additional discretionary match up to 50%. The Company's contributions to the previous individual plans and the combined plan were approximately $185,000 for fiscal 1998, $178,000 for fiscal 1999 and $319,000 for fiscal
      2000.

      Multi-Employer Pension Plans - Certain of the Company's union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act ("ERISA"), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. Amounts charged to expense and contributed to the plans were not material for the periods presented.

15.   CONTRACT RELATED LOSSES

      The Company terminated three concession contracts in fiscal 1998. The Company recognized a loss of approximately $1,423,000 for the year ended December 29, 1998, which relates to the writeoff of assets relating to the contracts.

      During fiscal 1999 and 2000, several contracts which the Company intends to continue operating were identified as impaired, as the future undiscounted cash flows of each of these contracts was estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract. As such, the carrying values of these contracts were written down to the Company's estimate of fair value based on the present value of the discounted future cash flows. The Company wrote down approximately $573,000 of property and equipment and $448,000 of contract rights in fiscal 1999 and approximately $976,000 of property and equipment, $221,000 of contract rights and $269,000 of other assets in fiscal 2000.

      During fiscal 1999, the Company recorded a loss for an underperforming contract to reserve for the estimated future losses of approximately $401,000.

      On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington LLC (see Note 12). In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payment from either party to the other. As a result the Company wrote off related assets in the amount of $754,000 and recorded approximately $305,000 in related legal fees.


16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly operating results for the years ended December 28, 1999 and January 2, 2001 are as follows (in thousands):

        Year Ended                             First        Second          Third        Fourth
        December 28, 1999                     Quarter       Quarter        Quarter       Quarter         Total

Net sales                                   $ 66,290      $ 116,341     $ 147,058      $ 101,764      $ 431,453
Cost of sales                                 54,314         90,206       115,033         82,936        342,489
Selling, general, and administrative           9,444         10,453        13,244          9,572         42,713
Depreciation and amortization                  6,347          6,818         6,721          6,929         26,815
Transaction related expenses                   1,018            209           328            (26)         1,529
Contract related losses                           -              -             -           1,422          1,422
                                             -------        -------      --------      ---------       --------
Operating income (loss)                       (4,833)         8,655        11,732            931         16,485
Interest expense, net                          4,632          5,923         6,215          6,259         23,029
Other income, net                               (101)          (113)          (53)          (209)          (476)
                                             -------        -------      --------      ---------       --------
Income (loss) before income taxes             (9,364)         2,845         5,570         (5,119)        (6,068)
Income tax provision (benefit)                (2,670)         2,650          (187)        (1,342)        (1,549)
                                             -------        -------      --------      ---------       --------
Income (loss) before extraordinary
  item and cumulative effect of
  changes in accounting principles            (6,694)           195         5,757         (3,777)        (4,519)
Extraordinary loss on debt
  extinguishment, net of taxes                  (873)             -             -              -           (873)
Cumulative effect of change in
  accounting principles, net of
  taxes                                         (256)             -             -              -           (256)
                                            --------         ------       -------       --------       --------

Net income (loss)                           $ (7,823)        $  195       $ 5,757       $ (3,777)      $ (5,648)
                                            ========         ======       =======       ========       ========



    Year Ended                               First         Second         Third         Fourth
  January 2, 2001                           Quarter       Quarter        Quarter       Quarter         Total

Net sales                                   $ 80,120      $ 143,637     $ 188,289      $ 110,487      $ 522,533
Cost of sales                                 64,243        115,733       151,810         92,374        424,160
Selling, general, and administrative           9,577         13,037        14,235         11,011         47,860
Depreciation and amortization                  6,489          6,686         6,791          6,334         26,300
Transaction related expenses                     770             12             9            314          1,105
Contract related losses                          205          1,809           510              -          2,524
                                            --------      ---------     ---------       --------       --------
Operating income (loss)                       (1,164)         6,360        14,934            454         20,584
Interest expense, net                          6,602          6,551         6,773          6,651         26,577
Other income, net                                (48)          (109)         (135)          (194)          (486)
                                            --------      ---------     ---------       --------       --------
Income (loss) before income taxes             (7,718)           (82)        8,296         (6,003)        (5,507)
Income tax provision (benefit)                   124         (2,129)        2,112         (1,395)        (1,288)
                                            --------      ---------     ---------       --------       --------

Net income (loss)                           $ (7,842)      $  2,047       $ 6,184       $  (4,608)     $ (4,219)
                                            ========       ========       =======       =========      ========



17.   NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

      The senior subordinated notes are jointly and severally guaranteed by the Company and all of the subsidiaries of Volume Service America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidated financial statements of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of and for the periods ended December 28, 1999 and January 2, 2001 (in the case of the balance sheet) and for the years ended December 29, 1998, December 28, 1999 and January 2, 2001 (in the case of the statement of operations and the cash flows):

      Consolidating Condensed Statement of Operations and Comprehensive Loss, Year Ended December 29, 1998 (in thousands)

                                                      Combined        Combined
                                       Parent         Guarantor     Non-guarantor
                                       Company       Subsidiaries    Subsidiaries   Eliminations  Consolidated
Net sales                                $     -       $273,482         $9,959         $    -         $283,441
Cost of sales                                  -        214,776          7,757              -          222,533
Selling, general, and administrative           -         27,755          1,709              -           29,464
Depreciation and amortization                  -         17,333            864              -           18,197
Transaction related expenses                   -          3,081              -              -            3,081
Contract related losses                        -          1,423              -              -            1,423
                                         -------       --------         ------         ------         --------
Operating income (loss)                        -          9,114           (371)             -            8,743
Interest expense                               -         11,322              -              -           11,322
Other income, net                              -           (359)             -              -             (359)
                                         -------       --------         ------         ------         --------
Loss before income taxes                       -         (1,849)          (371)             -           (2,220)
Income tax provision                           -          1,518              -              -            1,518
                                         -------       --------         ------         ------         --------
Loss before extraordinary item                 -         (3,367)          (371)             -           (3,738)
Extraordinary loss                             -         (1,499)             -              -           (1,499)
Loss of subsidiaries                      (5,237)             -              -          5,237                -
Net loss                                  (5,237)        (4,866)          (371)         5,237           (5,237)

Other comprehensive loss                      -              -             (67)            -               (67)
                                         -------       --------         ------       -------          --------

Comprehensive loss                      $ (5,237)      $ (4,866)        $ (438)      $ 5,237          $ (5,304)
                                        ========       ========         ======       =======          ========




      Consolidating Condensed Statement of Cash Flows, Year Ended December 29, 1998 (in thousands)

                                                                 Combined            Combined
                                                       Parent     Guarantor        Non-guarantor
                                                      Company   Subsidiaries       Subsidiaries   Consolidated

Cash flows from operating activities                  $   (49)     $  2,935          $ (434)          $  2,452
                                                      -------      --------          ------           --------

Cash flows from investing activities:
  Decrease in restricted cash                               -             2               -                  2
  Cash purchased in acquisition of Service America          -         1,587               -              1,587
  Payment of acquisition costs                         (2,820)            -               -             (2,820)
  Purchase of minority interest stock of Service
    America                                              (631)            -               -               (631)
  Purchase of property and equipment                        -       (12,313)           (322)           (12,635)
  Proceeds from sale of property and equipment              -         3,349               -              3,349
  Proceeds from assets held for sale                        -        12,575               -             12,575
  Additions to assets held for sale                         -          (607)              -               (607)
  Purchase of contract rights                               -        (6,164)             (5)            (6,169)
                                                      -------      --------          ------           --------
           Net cash used in investing activities       (3,451)       (1,571)           (327)            (5,349)
                                                      -------      --------          ------           --------

Cash flows from financing activities:
  Net borrowings - revolving loans                          -         6,897               -              6,897
  Principal payments on long-term debt                      -      (154,291)              -           (154,291)
  Proceeds from long-term debt                              -       160,000               -            160,000
  Payments of financing costs                               -        (7,859)              -             (7,859)
  Principal payments on capital lease obligations           -          (103)              -               (103)
  Decrease in bank overdrafts                               -        (2,555)            713             (1,842)
  Increase in loans to related parties                      -            (3)              -                 (3)
  Capital contributions                                 3,500             -               -              3,500
                                                       ------      --------          ------           --------
           Net cash provided by financing activities    3,500         2,086             713              6,299
                                                       ------      --------          ------           --------

Increase (decrease) in cash                                 -         3,450             (48)             3,402

Cash and cash equivalents:
  Beginning of year                                         -         5,242             184              5,426
                                                       ------      --------          ------            -------

  End of year                                          $    -      $  8,692          $  136            $ 8,828
                                                       ======      ========          ======            =======




      Consolidating Condensed Balance Sheet, December 28, 1999 (in thousands)

                                                        Combined       Combined
                                          Parent       Guarantor     Non-guarantor
Assets                                   Company      Subsidiaries   Subsidiaries  Eliminations   Consolidated

Current assets:
  Cash and cash equivalents                $      -      $  9,392       $  2,889       $      -       $ 12,281
  Accounts receivable                             -        15,619          1,316              -         16,935
  Other current assets                            -        29,775            869         (9,071)        21,573
                                           --------      --------       --------       --------       --------
           Total current assets                   -        54,786          5,074         (9,071)        50,789
Property and equipment                            -        65,343          4,058              -         69,401
Contract rights, net                              -        71,814          1,994              -         73,808
Cost in excess of net assets
  acquired, net                                   -        50,000              -              -         50,000
Investment in subsidiaries                   (2,386)            -              -          2,386              -
Other assets                                      -        34,616              7              -         34,623
                                           --------      --------       --------       --------       --------

Total assets                               $ (2,386)     $276,559       $ 11,133       $ (6,685)      $278,621
                                           ========      ========       ========       ========       ========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $      -      $      -       $  9,071       $ (9,071)      $      -
  Other current liabilities                       -        46,220          3,629              -         49,849
                                           --------      --------       --------       --------       --------

           Total current liabilities              -        46,220         12,700         (9,071)        49,849
Long-term debt                                    -       222,200              -              -        222,200
Other liabilities                                 -         8,958              -              -          8,958
                                           --------      --------       --------       --------       --------
           Total liabilities                      -       277,378         12,700         (9,071)       281,007
                                           --------      --------       --------       --------       --------

Stockholders' deficiency:
  Common stock                                    -             -              -              -              -
  Additional paid-in capital                 66,474        16,974              -        (16,974)        66,474
  Accumulated deficit                       (18,243)      (16,874)        (1,369)        18,243        (18,243)
  Treasury stock and other                  (50,617)         (919)          (198)         1,117        (50,617)
                                           --------      --------       --------       --------       --------
           Total stockholders' deficiency    (2,386)         (819)        (1,567)         2,386         (2,386)
                                           --------      --------       --------       --------       --------

Total liabilities and stockholders'
  deficiency                               $ (2,386)     $276,559       $ 11,133       $ (6,685)      $278,621
                                           ========      ========       ========       ========       ========




      Consolidating Condensed Statement of Operations and Comprehensive Loss, Year Ended December 28, 1999 (in thousands)

                                                    Combined         Combined
                                     Parent         Guarantor      Non-guarantor
                                     Company      Subsidiaries     Subsidiaries    Eliminations  Consolidated

Net sales                             $      -       $ 402,150        $ 29,303        $     -         $ 431,453
Cost of sales                                -         318,627          23,862              -           342,489
Selling, general, and administrative         -          39,123           3,590              -            42,713
Depreciation and amortization                -          24,402           2,413              -            26,815
Transaction related expenses                 -           1,529               -              -             1,529
Contract related losses                      -             972             450              -             1,422
                                      --------       ---------        --------        -------         ---------
Operating income (loss)                      -          17,497          (1,012)             -            16,485
Interest expense                             -          23,029               -              -            23,029
Other income, net                            -            (461)            (15)             -              (476)
                                      --------       ---------        --------        -------         ---------
Loss before income taxes                     -          (5,071)           (997)             -            (6,068)
Income tax benefit                           -          (1,549)              -              -            (1,549)
                                      --------       ---------        --------        -------         ---------
Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                       -          (3,522)           (997)             -            (4,519)
Extraordinary item, net of taxes             -            (873)              -              -              (873)
Cumulative effect of change in
  accounting principle, net of taxes         -            (256)              -              -              (256)
Loss in earnings of subsidiaries        (5,648)              -               -          5,648                 -
                                      --------       ---------        --------        -------          --------
Net loss                                (5,648)         (4,651)           (997)         5,648            (5,648)
Other comprehensive loss -
  foreign currency                           -               -            (131)            -               (131)
                                      --------       ---------        --------        -------          --------

Comprehensive loss                    $ (5,648)      $  (4,651)       $ (1,128)      $ 5,648           $ (5,779)
                                      ========       =========        ========       =======           ========




      Consolidating Condensed Statement of Cash Flows, Year Ended December 28, 1999 (in thousands)

                                                                      Combined       Combined
                                                          Parent      Guarantor    Non-guarantor
                                                          Company   Subsidiaries   Subsidiaries     Consolidated

Cash flows from operating  activities                   $      -      $ 11,759        $ 4,331          $ 16,090
                                                        --------      --------        -------          --------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (9,423)          (995)          (10,418)
  Proceeds from sale of property, plant and equipment          -           887              -               887
  Purchase of contract rights                                  -       (15,221)          (661)          (15,882)
                                                        --------      --------        -------          --------
           Net cash used in investing activities               -       (23,757)        (1,656)          (25,413)
                                                        --------      --------        -------          --------

Cash flows from financing activities:
  Net borrowings - revolving loans                             -         9,500              -             9,500
  Principal payments on long-term debt                         -       (46,650)             -           (46,650)
  Proceeds from long-term debt                                 -       100,000              -           100,000
  Payments of financing costs                                  -        (6,600)             -            (6,600)
  Principal payments on capital lease obligations              -          (189)             -              (189)
  Increase in bank overdrafts                                  -         5,483             80             5,563
  Dividend from subsidiary                                49,500       (49,500)             -                 -
  Redemption of stock                                    (49,500)            -              -           (49,500)
  Increase in loans to related parties                         -           652              -               652
                                                       ---------       -------        -------         ---------
           Net cash provided by financing activities           -        12,696             80            12,776
                                                       ---------       -------        -------         ---------

Increase in cash                                               -           698          2,755             3,453
Cash and cash equivalents:
  Beginning of year                                            -         8,692            136             8,828
                                                        --------       -------        -------         ---------

  End of year                                           $      -       $ 9,390        $ 2,891         $  12,281
                                                        ========       =======        =======         =========




      Consolidating Condensed Balance Sheet, January 2, 2001 (in thousands)

                                                         Combined      Combined
                                          Parent        Guarantor    Non-guarantor
Assets                                   Company      Subsidiaries    Subsidiaries  Eliminations   Consolidated

Current assets:
  Cash and cash equivalents                $      -      $ 14,158        $   568        $     -       $ 14,726
  Accounts receivable                             -        17,272          2,114              -         19,386
  Other current assets                            -        23,791            990         (8,669)        16,112
                                           --------      --------        -------        -------       --------
           Total current assets                   -        55,221          3,672         (8,669)        50,224
Property and equipment                            -        59,045          3,643              -         62,688
Contract rights, net                              -        69,506          1,287              -         70,793
Cost in excess of net assets acquired, net        -        48,228              -              -         48,228
Investment in subsidiaries                   (6,509)            -              -          6,509              -
Other assets                                      -        33,738             25              -         33,763
                                           --------      --------        -------        -------       --------

Total assets                               $ (6,509)     $265,738        $ 8,627        $ (2,160)     $265,696
                                           ========      ========        =======        ========      ========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $      -      $      -        $ 8,669        $ (8,669)     $     -
  Other current liabilities                       -        48,331          2,148               -        50,479
                                           --------      --------        -------        --------      --------
           Total current liabilities              -        48,331         10,817          (8,669)       50,479
Long-term debt                                    -       216,550              -               -       216,550
Other liabilities                                 -         5,176              -               -         5,176
                                           --------      --------        -------        --------      --------
           Total liabilities                      -       270,057         10,817          (8,669)      272,205
                                           --------      --------        -------        --------      --------

Stockholders' deficiency:
  Common stock                                    -             -              -              -              -
  Additional paid-in capital                 66,754        66,754              -        (66,754)        66,754
  Accumulated deficit                       (22,462)      (20,534)        (1,928)        22,462        (22,462)
  Treasury stock and other                  (50,801)      (50,539)          (262)        50,801        (50,801)
                                           --------      --------        -------        -------       --------
           Total stockholders' deficiency    (6,509)       (4,319)        (2,190)         6,509         (6,509)
                                           --------      --------        -------        -------       --------

Total liabilities and stockholders'
  deficiency                               $ (6,509)     $265,738        $ 8,627       $ (2,160)      $265,696
                                           ========      ========        =======       ========       ========



      Consolidating Condensed Statement of Operations and Comprehensive Loss, Year Ended
      January 2, 2001 (in thousands)

                                                     Combined          Combined
                                         Parent      Guarantor        Non-guarantor
                                        Company     Subsidiaries      Subsidiaries    Eliminations  Consolidated
Net sales                              $      -      $ 491,232        $ 31,301         $    -        $ 522,533
Cost of sales                                 -        398,063          26,097              -          424,160
Selling, general, and administrative          -         44,491           3,369              -           47,860
Depreciation and amortization                 -         23,870           2,430              -           26,300
Transaction related expenses                  -          1,105               -              -            1,105
Contract related losses                       -          2,524               -              -            2,524
                                       --------      ---------        --------         ------        ---------
Operating income (loss)                       -         21,179            (595)             -           20,584
Interest expense                              -         26,577                              -           26,577
Other income, net                             -           (450)            (36)             -             (486)
                                       --------      ---------        --------         ------        ---------
Loss before income taxes                      -         (4,948)           (559)             -           (5,507)
Income tax expense                            -         (1,288)              -              -           (1,288)
Loss in earnings of subsidiaries         (3,035)             -               -          3,035                -
                                       --------      ---------        --------         ------        ---------
Net loss                                 (3,035)        (3,660)           (559)         3,035           (4,219)
Other comprehensive loss
  foreign currency                           -              -              (64)             -              (64)
                                       --------      --------         --------         ------        ---------

Comprehensive loss                     $ (3,035)     $  (3,660)       $   (623)       $ 3,035        $  (4,283)
                                       ========      =========        ========        =======        =========


      Consolidating Condensed Statement of Cash Flows, Year Ended January 2, 2001 (in thousands)

                                                                     Combined         Combined
                                                         Parent      Guarantor      Non-guarantor
                                                         Company   Subsidiaries     Subsidiaries   Consolidated

Cash flows from operating  activities                    $     -      $ 22,159       $    525          $ 22,684
                                                         -------      --------       --------          --------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (5,877)          (522)           (6,399)
  Proceeds from sale of property, plant and equipment          -           965              -               965
  Purchase of contract rights                                  -        (6,677)          (800)           (7,477)
                                                         -------      --------       --------          --------
           Net cash used in investing activities               -       (11,589)        (1,322)          (12,911)
                                                         -------      --------       --------          --------

Cash flows from financing activities:
  Net borrowings - revolving loans                             -        (3,500)             -            (3,500)
  Principal payments on long-term debt                         -        (1,150)             -            (1,150)
  Principal payments on capital lease obligations              -          (206)             -              (206)
  Increase in bank overdrafts                                  -          (828)        (1,524)           (2,352)
  Increase in loans to related parties                         -          (120)             -              (120)
                                                         -------      --------       --------          --------
           Net cash used in financing activities               -        (5,804)        (1,524)           (7,328)
                                                         -------      --------       --------          --------

Increase (decrease) in cash                                    -         4,766         (2,321)            2,445
Cash and cash equivalents:
  Beginning of year                                            -         9,392          2,889            12,281
                                                         -------      --------       --------          --------

  End of year                                            $     -      $ 14,158       $    568          $ 14,726
                                                         =======      ========       ========          ========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table provides information about each of our directors and executive officers.

         Name                                               Age    Position

         John T. Dee.................................       62     Chief Executive Officer and Chairman of the
                                                                   Board of Directors
         Kenneth R. Frick............................       45     Executive Vice President and Chief Financial Officer
         Janet L. Steinmayer.........................       45     Executive Vice President, General Counsel and
                                                                       Secretary
         Howard A. Lipson............................       37     Director
         David Blitzer ..............................       31     Director
         Peter Wallace...............................       26     Director

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

         Kenneth R. Frick, Executive Vice President and Chief Financial Officer. Mr. Frick has served as Chief Financial Officer of Volume Services America since August 1998 and as Chief Financial Officer of Volume Services since 1995. He served as Vice President from August 1998 to December 2000, when he became Executive Vice President. Mr. Frick has 18 years of experience in the recreational food service industry, 14 of them with Volume Services. Prior to becoming Chief Financial Officer of Volume Services in 1995, Mr. Frick was the Controller for Volume Services, and for seven years was Assistant Controller and Southeast Regional Controller of Volume Services. Mr. Frick is a certified public accountant.

         Janet L. Steinmayer, Executive Vice President, General Counsel and Secretary. Ms. Steinmayer has been General Counsel and Secretary of Volume Services America since August 1998. She served as Vice President from August 1998 to December 2000, when she became Executive Vice President. Ms. Steinmayer has been Corporate Vice President, General Counsel and Secretary of Service America since November 1993. From 1992 to 1993, she was Senior Vice President--External Affairs and General Counsel of Trans World Airlines, Inc. ("TWA"). From 1990 to 1991, she served as Vice President--Law, Deputy General Counsel and Corporate Secretary at TWA. Ms. Steinmayer was a partner at the Connecticut law firm of Levett, Rockwood & Sanders, P.C. from 1988 to 1990.

         Howard A. Lipson, Director. Mr. Lipson is Senior Managing Director of The Blackstone Group L.P., referred to in this Annual Report on Form 10-K as the "Blackstone Group", which he joined in 1988. He has been a director of Volume Services America since 1995. Prior to joining the Blackstone Group, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Board of Directors of Allied Waste Industries, Inc., AMF Group Inc., Ritvik Holdings Inc. and Roses, Inc. and is a member of the Advisory Committee of Graham Packaging Company.

         David Blitzer, Director. Mr. Blitzer is a Senior Managing Director of the Blackstone Group, which he joined in 1991. He has been a director of Volume Services America since 1995. Mr. Blitzer is also a director of Allied Waste Industries, Inc., Haynes International, Inc., Republic Technologies International, Inc. and The Imperial Home Decor Group Inc.

         Peter Wallace, Director. Mr. Wallace has been associated with the Blackstone Group since 1997 and became an Associate in 2001. He has been a director of Volume Services America since October 1999.

         The discussion of the amended stockholders' agreement in "Certain Relationships and Related Transactions -- Amended Stockholders' Agreement" below (with respect to the rights of management and various Blackstone entities to appoint directors) and the discussion of the employment agreements in "Executive Compensation" below, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

         The table below provides information concerning the total compensation of the Chief Executive Officer and all other executive officers of Volume Services America based on 2000 salary and bonuses. These officers are referred to together as the "Named Executives".


                                                                 Annual Compensation
                                                    -----------------------------------------------
                                                                                  Other Annual            All Other
                                            Year        Salary      Bonus(1)      Compensation(2)         Compensation
                                           ------       -------     --------      ---------------         ------------
John T. Dee
Chief Executive Officer and Chairman of
the Board of Directors............         2000         $489,918    $137,500                    --            5,912(3)
                                           1999          467,354     137,895                    --            7,497
                                           1998          483,716          --                    --               --
Kenneth R. Frick
Executive Vice President and Chief
Financial Officer.....................     2000          206,635      50,000                    --            2,370(4)
                                           1999          194,808      40,000                    --            2,852
                                           1998          153,175      20,535                    --            4,584
Janet L. Steinmayer
Executive Vice President, General
Counsel and Secretary...............       2000          269,318      31,917                    --              236(5)
                                           1999          256,876      59,737                    --              199
                                           1998          291,900     150,000                18,300               --
------------------

(1) Bonuses are made pursuant to Volume Service America's bonus plan for general managers and senior management personnel. Eligible personnel qualify for bonus payments in the event that Volume Services America exceeds annual financial performance targets or at the discretion of the board of directors.
(2) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total salary and bonus of any Named Executive for the years shown.
(3) Amounts included under "All Other Compensation" for Mr. Dee for 2000 consists of the Company's contributions of $2,625 under the 401(k) Plan and $3,287 in insurance premiums.
(4) Amounts included under "All Other Compensation" for Mr. Frick for 2000 consists of the Company's contributions of $2,107 under the 401(k) Plan and $263 in insurance premiums.
(5) Amounts included under "All Other Compensation" for Ms. Steinmayer for 2000 consists of $236 in insurance premiums.

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

         On November 17, 1995, Volume Services entered into an employment agreement with Mr. Frick. The agreement provides that Mr. Frick will be employed by Volume Services until he resigns or is dismissed by Volume Services for or without Cause, as defined in the agreement. Mr. Frick's base salary under the contract is $204,750 subject to annual review. Mr. Frick is also entitled to receive an annual bonus pursuant to any management incentive compensation plan established by Volume Services. In the case of termination of employment due to resignation, Mr. Frick will receive his salary up to the 30th day following his resignation and any accrued but unpaid bonus. In the case of termination without Cause by Volume Services, Mr. Frick will receive a one-time payment of two times his base annual salary plus any accrued but unpaid bonus. During and for two years after his employment, Mr. Frick has agreed not to:

     o solicit employees of Volume Services to cease such employment without the written consent of Volume Services; or

     o have any involvement in any capacity in any contract concessions business similar to that of Volume Services in those states in the United States in which Volume Services does business and over which Mr. Frick has had supervisory responsibility.

        A letter agreement dated January 5, 2001 provides for benefits to Mr. Frick in the event that (a) all or substantially all of the business of Volume Holdings and its subsidiaries is sold before December 31, 2001 and (b) Mr. Frick's employment is terminated due to the employer's material breach or its termination by the employer for any reason other than Just Cause, permanent disability or death. The benefits include a lump sum payment of three times Mr. Frick's annual compensation, a subsidy for 18 months of COBRA coverage, payments for accrued but unpaid vacation and bonus, reimbursement for incurred expenses, and outplacement counseling and support services for up to 18 months.

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

        A letter agreement dated January 5, 2001 provides for benefits to Ms. Steinmayer in the event that all or substantially all of the business of Volume Holdings and its subsidiaries is sold before December 31, 2001 and Ms. Steinmayer's employment is terminated with Good Reason or for reasons other than Cause, death or diability. The benefits include a lump sum payment of three times Ms. Steinmayer's annual compensation, payments for accrued but unpaid vacation and bonus, reimbursement for incurred expenses, title to her company automobile free of lease or other obligations and reimbursement for up to 18 months of COBRA coverage.

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
Stephen A. Schwarzman(1)
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

(1) Blackstone Management Associates II L.L.C. ("BMA II") is one of two managing members of VSI Management I, L.L.C. ("VSI I"). BMA II is also the general partner of Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP II") and the investment general partner of Blackstone Offshore Capital Partners II L.P. ("BOC II"). BMA II thus exercises shared voting and dispositive power with respect to VSI I (see note
         (3)) and sole voting and dispositive authority with respect to BCP II and BOC II. BCP II is the general partner of BCP Volume L.P and exercises sole voting and dispositive power with respect to its shares. BOC II is the general partner for BCP Offshore Volume L.P. and exercises sole voting and dispositive power with respect to its shares. VSI I is the general partner for VSI Management Direct L.P. and exercises sole voting and dispositive power with respect to its shares.

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

(3) VSI Management Direct L.P. is a limited partnership, the general partner of which is VSI I. The managing members of VSI I are Kenneth R. Frick, our Executive Vice President and Chief Financial Officer, and BMA II, and they exercise shared voting and dispositive power over the shares owned by VSI Management Direct L.P. Mr. Frick disclaims beneficial ownership of such shares.


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

         On April 20, 2000, we entered into an agreement with GE Capital that terminated the assignment and assumption agreement. Under the termination agreement, GE Capital paid us $1,018,299 and reimbursed us for approximately $17,500. After the final payment, we became responsible for the entire actual amount of all liabilities previously covered by the assignment and assumption agreement except for those specified as reimburseable under the termination agreement.

Tax Indemnity Agreement

         Service America ceased being a member of the General Electric Company consolidated group, referred to as the "GE Consolidated Group", for federal income tax purposes by reason of the Acquisition. Accordingly, Service America and GE Capital in January 1997 entered into a tax indemnity agreement. Under this agreement:

     o GE Capital agreed to indemnify Service America for, and became entitled to any refund of, all consolidated or combined federal, state and local income taxes payable while Service America was a member of the GE Consolidated Group; and

     o as authorized by the consolidated return Treasury Regulations, the GE Consolidated Group became entitled to re-attribute to itself the portion of Service America's net operating losses that did not exceed the amount of "disallowed losses" (as defined in those regulations) which GE Capital realized in connection with the recapitalization of Service America effected in January 1997 by GE Capital and some members of Service America's management.

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

         Annual Fees. The amended stockholders' agreement permits the payment of annual monitoring fees by Volume Holdings of $250,000 to Blackstone and $167,000 to GE Capital. The fees payable to Blackstone and GE Capital have been accounted for as an expense.

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

Leasing Services

         GE Capital and its affiliates provided us leasing and financing services during 2000 on arms-length terms. Payments to GE Capital and its affiliates during 2000, net of discounts earned, were approximately $165,000. We also lease equipment from GE Capital under a capital lease; payments to GE Capital under this lease were approximately $200,000 in 2000.

Loans to VSI Partnerships

         During 1999 and 2000, VSI Management and VSI Management II, L.P. ("VSI Management II") repurchased some of their partnership interests from some former members of management. To fund this purchase, Volume Services America loaned $854,000 to VSI Management and $185,000 to VSI Management II. The loans were on arms-length terms, with interest accruing at the applicable federal rate, and the full amount of the loans remained outstanding at January 2, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  See financial statements beginning at page 17.

(b) We did not file any Current Report on Form 8-K during the last quarter of our 2000 fiscal year.

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

         3.4      By-laws of Volume Services America Holdings, Inc. Incorporated by reference to Exhibit 3.4 to the Form S-4.

         3.5      Restated Certificate of Incorporation of Volume Services, Inc. Incorporated by reference to Exhibit 3.5 to the
                  Form S-4.

         3.6      By-laws of Volume Services, Inc. Incorporated by reference to Exhibit 3.6 to the Form S-4.

         3.7      Restated Certificate of Incorporation of Service America Corporation. Incorporated by reference to Exhibit 3.7 to the Form S-4.

         3.8      By-laws of Service America Corporation. Incorporated by reference to Exhibit 3.8 to the Form S-4.

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

         10.4.1   First Amendment, dated as of February 8, 1999 to the Credit Agreement, dated as of December 3, 1998, among Volume
                  Services America, Inc., Volume Services America Holdings, Inc., certain financial institutions as the Lenders,
                  Goldman Sachs Credit Partners L.P., Chase Securities Inc., Chase Manhattan Bank Delaware and The Chase Manhattan
                  Bank.

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

         10.9.1   Letter agreement dated January 5, 2001 by Volume Services America, Inc., amending terms of the Employment
                  Agreement by and between Volume Services, Inc. ad Kenneth R. Frick.

         10.10    Employment Agreement, dated as of September 29, 1998, by and between VSI Acquisition Corporation and Janet L.
                  Steinmayer. Incorporated by reference to Exhibit 10.10 to the Form S-4.

         10.10.1  Letter agreement dated January 5, 2001 by Volume Services America, Inc., amending terms of the Employment
                  Agreement by and between VSI Acquisition Corporation and Janet L. Steinmayer.

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

         We have not sent to shareholders any annual report to security holders, proxy statement, form of proxy or other proxy soliciting material during or with respect to our 2000 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.


                          Volume Services America, Inc.


                            By: /s/ Kenneth R. Frick
                               --------------------------------------------
                             Name: Kenneth R. Frick
                         Title:    Executive Vice President and Chief Financial
                                     Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated on March 27, 2001.

Signature                                                  Title


/s/ John T. Dee                             Chief Executive Officer and Chairman
------------------------------
    John T. Dee                             (Principal Executive Officer)


/s/ Kenneth R. Frick                        Executive Vice President and Chief
------------------------------              Financial Officer
    Kenneth R. Frick                       (Principal Financial Officer)


/s/ Howard A. Lipson
------------------------------
    Howard A. Lipson


/s/ David Blitzer                                    Directors
------------------------------
    David Blitzer



/s/ Peter Wallace
------------------------------
    Peter Wallace