Form 10-Q
period 2001-04-03
VOLUME SERVICES AMERICA INC
filed 2001-05-18
CIK 1086775

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2001 OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:    333-79419
                         -------------

                          VOLUME SERVICES AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       57-0969174
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA                    29306
--------------------------------------------------                --------------
     (Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (864) 598-8600
                                                           --------------

                                       N/A
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 16, 2001, was 100.

                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION........................................................................2

Item 1.  Financial Statements.......................................................................2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......14

Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................16

PART II OTHER INFORMATION..........................................................................16

Item 6. Exhibits and Reports on Form 8-K...........................................................16

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 3, 2001 AND JANUARY 2, 2001 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                       APRIL 3,        JANUARY 2,
ASSETS                                                                  2001               2001
                                                                      ---------         ---------

CURRENT ASSETS:
  Cash and cash equivalents                                           $  12,845         $  14,726
  Accounts receivable, less allowance for doubtful accounts of
    $748 and $876 at April 3, 2001 and January 2, 2001,
    respectively                                                         15,995            19,386
  Merchandise inventories                                                13,726            11,524
  Prepaid expenses and other                                              3,359             2,524
  Deferred tax asset                                                      2,064             2,064
                                                                      ---------         ---------

          Total current assets                                           47,989            50,224
                                                                      ---------         ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                 47,257            47,036
  Merchandising equipment                                                44,551            43,746
  Vehicles and other equipment                                            7,592             7,473
  Construction in process                                                   981               203
                                                                      ---------         ---------
          Total                                                         100,381            98,458
  Less accumulated depreciation and amortization                        (37,722)          (35,770)
                                                                      ---------         ---------

          Property and equipment, net                                    62,659            62,688
                                                                      ---------         ---------

OTHER ASSETS:
  Contract rights, net                                                   74,513            70,793
  Cost in excess of net assets acquired, net                             47,786            48,228
  Deferred financing costs, net                                           9,590             9,948
  Trademarks, net                                                        17,564            17,735
  Other                                                                   6,727             6,080
                                                                      ---------         ---------

          Total other assets                                            156,180           152,784
                                                                      ---------         ---------

TOTAL ASSETS                                                          $ 266,828         $ 265,696
                                                                      =========         =========

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
APRIL 3, 2001 AND JANUARY 2, 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                            APRIL 3,         JANUARY 2,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      2001              2001
                                                                           ---------         ---------
CURRENT LIABILITIES:
  Short-term note payable                                                  $       0         $   1,000
  Current maturities of long-term debt                                         1,150             1,150
  Current maturities of capital lease obligation                                 230               225
  Accounts payable                                                            15,312            14,838
  Accrued salaries and vacations                                               9,335             8,707
  Liability for insurance                                                      2,256             2,522
  Accrued taxes, including income taxes                                        1,671             2,536
  Accrued commissions and royalties                                           12,855            12,332
  Accrued interest                                                             1,231             4,005
  Other                                                                        3,360             3,164
                                                                           ---------         ---------

          Total current liabilities                                           47,400            50,479
                                                                           ---------         ---------

LONG TERM LIABILITIES
  Long term debt                                                             231,263           216,550
  Capital lease obligation                                                       132               191
  Deferred income taxes                                                        2,242             2,242
  Liability for insurance                                                      2,005             1,608
  Other liabilities                                                            1,135             1,135
                                                                           ---------         ---------

          Total long-term liabilities                                        236,777           221,726
                                                                           ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares
  Additional paid-in capital                                                  66,754            66,754
  Accumulated deficit                                                        (33,093)          (22,462)
  Accumulated other comprehensive loss                                          (454)             (262)
  Treasury stock - at cost (194 shares)                                      (49,500)          (49,500)
  Loans to related parties                                                    (1,056)           (1,039)
                                                                           ---------         ---------

          Total stockholders' deficiency                                     (17,349)           (6,509)
                                                                           ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $ 266,828         $ 265,696
                                                                           =========         =========

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2001 AND MARCH 28, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         THIRTEEN WEEKS ENDED
                                                                      --------------------------
                                                                      APRIL 3,         MARCH 28,
                                                                        2001              2000
                                                                      --------         --------

Net sales                                                             $ 83,194         $ 80,120

Cost of sales                                                           70,972           64,243
Selling, general, and administrative                                    10,321            9,577
Depreciation and amortization                                            6,008            6,489
Transaction related expenses                                                --              770
Contract related losses                                                     --              205
                                                                      --------         --------

Operating loss                                                          (4,107)          (1,164)
Interest expense                                                         6,545            6,602
Other income, net                                                          (21)             (48)
                                                                      --------         --------

Loss before income taxes                                               (10,631)          (7,718)
Income tax provision                                                        --              124
                                                                      --------         --------

Net loss                                                               (10,631)          (7,842)

Other comprehensive gain (loss) - foreign currency translation
  adjustment                                                              (192)              21
                                                                      --------         --------

Comprehensive loss                                                    $(10,823)        $ (7,821)
                                                                      ========         ========

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD JANUARY 3, 2001 TO APRIL 3, 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Accumulated
                                                Additional                   Other                    Loans to
                               Common   Common   Paid-in    Accumulated  Comprehensive   Treasury     Related
                               Shares   Stock    Capital      Deficit        Loss         Stock       Parties         Total
                               ------   ------  ----------  -----------  -------------   ---------    ---------     ---------
BALANCE,  JANUARY 2, 2001        332     $ --     $66,754     $(22,462)     $(262)       $(49,500)     $(1,039)     $ (6,509)


Loan to related parties           --       --          --           --         --              --          (17)          (17)

Foreign currency translation      --                   --           --         --            (192)          --          (192)

Net loss                          --       --          --      (10,631)        --              --           --       (10,631)
                                 ---     ----     -------     --------      -----        --------      -------      --------

BALANCE,  APRIL 3, 2001          332     $ --     $66,754     $(33,093)     $(454)       $(49,500)     $(1,056)     $(17,349)
                                 ===     ====     =======     ========      =====        ========      =======      ========


See notes to consolidated financial statements

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2001 AND MARCH 28, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          THIRTEEN WEEKS ENDED
                                                       --------------------------
                                                       April 3,         March 28,
                                                         2001              2000
                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(10,631)        $ (7,842)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                         6,008            6,489
    Amortization of deferred financing costs                358              398
    Deferred tax                                             --              124
    Loss on disposition of assets                            --               11
    Other                                                  (192)              21
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts receivable                               3,391              564
        Merchandise inventories                          (2,202)            (353)
        Prepaid expenses                                   (835)             178
        Other assets                                       (546)            (399)
      Increase (decrease) in liabilities:
        Accounts payable                                    934              429
        Accrued salaries and vacations                      628             (658)
        Liability for insurance                             130               20
        Other liabilities                                (3,420)          (2,365)
                                                       --------         --------

          Net cash used in operating activities          (6,377)          (3,383)
                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                     (2,791)          (1,602)
  Purchase of contract rights                            (5,894)          (1,889)
                                                       --------         --------

          Net cash used in investing activities          (8,685)          (3,491)
                                                       --------         --------

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2001 AND MARCH 28, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               THIRTEEN WEEKS ENDED
                                                            --------------------------
                                                            April 3,         March 28,
                                                              2001             2000
                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings - revolving loans                          $ 14,000         $  8,750
  Principal payments on long-term debt                          (287)            (287)
  Principal payments on capital lease obligations                (55)             (50)
  Decrease in bank overdrafts                                   (460)            (334)
  Loans to related parties                                       (17)             (84)
                                                            --------         --------

           Net cash provided by financing activities          13,181            7,995
                                                            --------         --------

INCREASE (DECREASE) IN CASH                                   (1,881)           1,121

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         14,726           12,281
                                                            --------         --------

  End of period                                             $ 12,845         $ 13,402
                                                            ========         ========

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2001 AND MARCH 28, 2000
--------------------------------------------------------------------------------


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

         The results of operations for the thirteen week period ended April 3, 2001 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending January 1, 2002 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2001.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NEW ACCOUNTING STANDARDS - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, became effective for the Company on January 3, 2001 and the adoption of this statement, as amended, had an insignificant impact on the Company's financial position. At April 3, 2001, the Company was party to two interest rate hedging arrangements, which terminated on April 20, 2001.

         TRANSACTION RELATED EXPENSES - Transaction related expenses for the thirteen weeks ended March 28, 2000 consist primarily of nonrecurring strategic corporate costs.

3.       COMMITMENTS AND CONTINGENCIES

         On March 15, 2001 and April 20, 2001, respectively, two of the Company's customers filed for Chapter 11 bankruptcy. The Company has approximately $1.3 million of equipment and leasehold improvements and $3.2 million of receivables and leasehold improvements, respectively, recorded at April 3, 2001 relating to these customers. At this time, management does not anticipate any material adverse effect on the Company's financial position or results of operations; however, management cannot predict the outcome of the bankruptcy proceedings.

4.       CONTRACT RELATED LOSSES

         The Company recorded approximately $205,000 of legal fees related to a terminated contract in the thirteen weeks ended March 28, 2000.

5.       NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS


         The Company's $100 million senior subordinated notes are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries"), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidating financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 3, 2001 and January 2, 2001 (in the case of the balance sheets) and for the thirteen week periods ended April 3, 2001 and March 28, 2000 (in the case of the statements of operations and statements of cash flows).


                     CONSOLIDATING CONDENSED BALANCE SHEET
                          APRIL 3, 2001 (IN THOUSANDS)

                                                              Combined         Combined
                                               Volume         Guarantor     Non-guarantor
ASSETS                                        Holdings       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                              ---------      ------------   -------------   ------------    ------------

Current Assets:
  Cash and cash equivalents                                   $  11,473       $   1,372                       $  12,845
  Accounts receivable                                            14,210           1,785                          15,995
  Other current assets                                           27,155           1,028       $  (9,034)         19,149
                                                              ---------       ---------       ---------       ---------
           Total current assets                                  52,838           4,185          (9,034)         47,989
Property and equipment                                           59,294           3,365              --          62,659
Contract rights, net                                             73,359           1,154              --          74,513
Cost in excess of net assets acquired,
  net                                                            47,786              --              --          47,786
Investment in subsidiaries                    $ (17,349)             --              --          17,349              --
Other assets                                         --          33,873               8              --          33,881
                                              ---------       ---------       ---------       ---------       ---------

TOTAL ASSETS                                  $ (17,349)      $ 267,150       $   8,712       $   8,315       $ 266,828
                                              =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                                                    $   9,034       $  (9,034)
  Other current liabilities                                   $  44,648           2,752              --       $  47,400
                                                              ---------       ---------       ---------       ---------
           Total current liabilities                             44,648          11,786          (9,034)         47,400
Long-term debt                                                  231,263              --              --         231,263
Other liabilities                                                 5,514              --              --           5,514
                                                              ---------       ---------       ---------       ---------
           Total liabilities                                    281,425          11,786          (9,034)        284,177
                                                              ---------       ---------       ---------       ---------

Stockholders' deficiency:
  Common stock                                $      --              --              --              --              --
  Additional paid-in capital                     66,754          66,754              --         (66,754)         66,754
  Accumulated deficit                           (33,093)        (30,473)         (2,620)         33,093         (33,093)
  Treasury stock and other                      (51,010)        (50,556)           (454)         51,010         (51,010)
                                              ---------       ---------       ---------       ---------       ---------
           Total stockholders'
             deficiency                         (17,349)        (14,275)         (3,074)         17,349         (17,349)
                                              ---------       ---------       ---------       ---------       ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                    $ (17,349)      $ 267,150       $   8,712       $   8,315       $ 266,828
                                              =========       =========       =========       =========       =========

     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
             Thirteen Week Period Ended April 3, 2001 (in thousands)

                                                            Combined        Combined
                                              Volume        Guarantor     Non-guarantor
                                             Holdings     Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------     ------------    -------------  ------------  ------------

Net sales                                                   $ 76,673       $  6,521                     $ 83,194

Cost of sales                                                 64,861          6,111                       70,972
Selling, general, and administrative                           9,528            793                       10,321
Depreciation and amortization                                  5,651            357                        6,008
                                                            --------       --------                     --------
Operating loss                                                (3,367)          (740)                      (4,107)
Interest expense                                               6,583            (38)                       6,545
Other income, net                                                (11)           (10)                         (21)
                                                            --------       --------                     --------
Loss before income taxes                                      (9,939)          (692)                     (10,631)
Income tax provision (benefit)                                    --             --
                                                            --------       --------                     --------
Loss of subsidiaries                         $(10,631)            --             --       $ 10,631            --
                                             --------       --------       --------       --------      --------
Net loss                                      (10,631)        (9,939)          (692)        10,631       (10,631)
Other comprehensive loss -
foreign currency translation adjustment            --             --           (192)            --          (192)
                                             --------       --------       --------       --------      --------

Comprehensive loss                           $(10,631)      $ (9,939)      $   (884)      $ 10,631      $(10,823)
                                             ========       ========       ========       ========      ========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
             Thirteen Week Period Ended April 3, 2001 (in thousands)

                                                                          Combined          Combined
                                                            Volume        Guarantor      Non-guarantor
                                                            Holdings     Subsidiaries    Subsidiaries     Consolidated
                                                            --------     ------------    -------------    ------------

Cash Flows Provided by (Used In) Operating  Activities        $  --        $ (7,054)        $   677         $ (6,377)
                                                              -----        --------         -------         --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                             --          (2,787)             (4)          (2,791)
  Purchase of contract rights                                    --          (5,894)             --           (5,894)
                                                              -----        --------         -------         --------

           Net cash used in investing activities                 --          (8,681)             (4)          (8,685)
                                                              -----        --------         -------         --------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                               --          14,000              --           14,000
  Principal payments on long-term debt                           --            (287)             --             (287)
  Principal payments on capital lease obligations                --             (55)             --              (55)
  Increase (decrease) in bank overdrafts                         --            (603)            143             (460)
  Loans to related parties                                       --             (17)             --              (17)
                                                              -----        --------         -------         --------

    Net cash provided by financing activities                    --          13,038             143           13,181
                                                              -----        --------         -------         --------

Increase (Decrease) in cash                                      --          (2,697)            816           (1,881)

Cash and cash equivalents - beginning of period                  --          14,158             568           14,726
                                                              -----        --------         -------         --------

Cash and cash equivalents - end of period                     $  --        $ 11,461         $ 1,384         $ 12,845
                                                              =====        ========         =======         ========

                     CONSOLIDATING CONDENSED BALANCE SHEET
                         JANUARY 2, 2001 (IN THOUSANDS)

                                                              Combined        Combined
                                                Volume       Guarantor      Non-guarantor
ASSETS                                         Holdings     Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                              ---------     ------------    -------------  ------------     ------------
Current Assets:
  Cash and cash equivalents                                   $  14,158       $     568                       $ 14,726
  Accounts receivable                                            17,272           2,114                         19,386
  Other current assets                                           23,791             990       $ (8,669)         16,112
                                                              ---------       ---------       ---------       ---------
           Total current assets                                  55,221           3,672         (8,669)         50,224
Property and equipment                                           59,045           3,643             --          62,688
Contract rights, net                                             69,506           1,287             --          70,793
Cost in excess of net assets acquired,
  net                                                            48,228              --             --          48,228
Investment in subsidiaries                    $  (6,509)             --              --          6,509
Other assets                                         --          33,738              25             --          33,763
                                              ---------       ---------       ---------       ---------      ---------

TOTAL ASSETS                                  $  (6,509)      $ 265,738       $   8,627       $  (2,160)     $ 265,696
                                              =========       =========       =========       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Intercompany liabilities                                                    $   8,669       $  (8,669)
  Other current liabilities                                   $  48,331           2,148                      $  50,479
                                                              ---------       ---------       ---------      ---------
           Total current liabilities                             48,331          10,817          (8,669)        50,479
Long-term debt                                                  216,550              --              --        216,550
Other liabilities                                                 5,176              --              --          5,176
                                                              ---------       ---------       ---------      ---------
           Total liabilities                                    270,057          10,817          (8,669)       272,205
                                                              ---------       ---------       ---------      ---------

Stockholders' Deficiency:
  Common stock
  Additional paid-in capital                  $  66,754          66,754             --          (66,754)        66,754
  Accumulated deficit                           (22,462)        (20,534)        (1,928)          22,462        (22,462)
  Treasury stock and other                      (50,801)        (50,539)          (262)          50,801        (50,801)
                                              ---------       ---------       --------        ---------      ---------
           Total stockholders'
             deficiency                          (6,509)         (4,319)        (2,190)           6,509         (6,509)
                                              ---------       ---------       --------        ---------      ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                    $  (6,509)      $ 265,738       $  8,627        $  (2,160)     $ 265,696
                                              =========       =========       ========        =========      =========

     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
            Thirteen Week Period Ended March 28, 2000 (in thousands)

                                                            Combined       Combined
                                              Volume        Guarantor    Non-guarantor
                                             Holdings     Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             --------     ------------   -------------   ------------  ------------
Net sales                                                   $ 73,686       $  6,434                     $ 80,120

Cost of sales                                                 58,818          5,425                       64,243
Selling, general, and administrative                           8,952            625                        9,577
Depreciation and amortization                                  5,888            601                        6,489
Transaction related expenses                                     770             --                          770
Contract related losses                                          205             --                          205
                                                            --------       --------                     --------
Operating loss                                                  (947)          (217)                      (1,164)
Interest expense                                               6,602             --                        6,602
Other income, net                                                (40)            (8)                         (48)
                                                            --------       --------                     --------
Loss before income taxes                                      (7,509)          (209)                      (7,718)
Income tax provision                                             124             --                          124
Loss in earnings of subsidiaries             $ (7,842)            --             --       $  7,842            --
                                             --------       --------       --------       --------      --------
Net loss                                       (7,842)        (7,633)          (209)         7,842        (7,842)
Other comprehensive gain -
foreign currency translation adjustment            --             --             21             --            21
                                             --------       --------       --------       --------      --------

Comprehensive loss                           $ (7,842)      $ (7,633)      $   (188)      $  7,842      $ (7,821)
                                             ========       ========       ========       ========      ========


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
            Thirteen Week Period Ended March 28, 2000 (in thousands)

                                                                       Combined          Combined
                                                            Volume     Guarantor      Non-guarantor
                                                           Holdings   Subsidiaries     Subsidiaries    Consolidated
                                                           --------   ------------    -------------    ------------
Cash Flows Provided by (Used in) Operating Activities        $ --        $(3,957)        $   574         $ (3,383)
                                                             ----        -------         -------         --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                           --         (1,598)             (4)          (1,602)
  Purchase of contract rights                                  --         (1,089)           (800)          (1,889)
                                                             ----        -------         -------         --------

           Net cash used in investing activities               --         (2,687)           (804)          (3,491)
                                                             ----        -------         -------         --------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                             --          8,750              --            8,750
  Principal payments on long-term debt                         --           (287)             --             (287)
  Principal payments on capital lease obligations              --            (50)             --              (50)
  Decrease in bank overdrafts                                  --         (1,123)            789             (334)
  Loans to related parties                                     --            (84)             --              (84)
                                                             ----        -------         -------         --------

           Net cash provided by financing activities           --          7,206             789            7,995
                                                             ----        -------         -------         --------

Increase in cash                                               --            562             559            1,121


Cash and cash equivalents - beginning of period                --          9,392           2,889           12,281
                                                             ----        -------         -------         --------

Cash and cash equivalents - end of period                    $ --        $ 9,954         $ 3,448         $ 13,402
                                                             ====        =======         =======         ========


                                    ********

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SEASONALITY AND QUARTERLY RESULTS

  The Company's sales and operating results have varied and are expected to continue to vary, from quarter to quarter, as a result of factors which include:

  o seasonal patterns within the industry;

  o the unpredictability in the number, timing and type of new contracts;

  o the timing of contract expirations and special events; and

  o the level of attendance at the facilities which we serve.

  Business at the principal types of facilities which we serve is seasonal in nature with Major League Baseball and minor league baseball sales concentrated in the second and third quarter, the majority of National Football League ("NFL") activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Consequently, our results of operations for the first quarter are typically substantially lower than other quarters. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

  Set forth below are comparative net sales by quarter (in thousands) for fiscal 2000 and 1999:

                                     2000              1999
                                     ----              ----
         1st Quarter                 $80,120           $66,290
         2nd Quarter                 143,637           116,341
         3rd Quarter                 188,289           147,058
         4th Quarter                 110,487           101,764

 RESULTS OF OPERATIONS

 QUARTER ENDED APRIL 3, 2001 COMPARED TO THE QUARTER ENDED MARCH 28, 2000

         Net Sales - Net sales of $83.2 million for the first quarter of fiscal 2001 increased $3.1 million or 4% from $80.1 million in the prior year period. Increased sales, primarily due to new accounts (approximately 12%), were partially offset by a decline in sales (approximately 7%) at accounts hosting NFL games. Facilities that the Company services had ten NFL games, six post-season playoff games and four 1999 regular season games in the first quarter of fiscal 2000, as compared to two NFL playoff games in the first quarter of fiscal 2001.

         Cost of sales - Cost of sales of $71.0 million for the quarter increased $6.8 million from $64.2 million in the prior year period. Cost of sales as a percentage of net sales increased 5% from prior year due primarily to higher costs experienced during the quarter in operating the Company's convention center facilities, non-recurring start-up costs associated with the opening of new service contracts and a higher concentration of sales in new accounts with lower profit margins.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $10.3 million increased $0.7 million from the prior year period as a result of the higher sales volume. Selling, general and administrative expenses as a percentage of net sales remained constant at approximately 12% for both periods.

         Depreciation and amortization - Depreciation and amortization of $6.0 million for the first quarter of fiscal 2001 declined $0.5 million from the prior year period. The decrease was primarily due to a decline in amortization associated with the fair value of contract rights acquired related to the acquisitions of Volume Services in 1995 and Service America in 1998 as the result of the expiration of the initial contract term of certain service contracts.

         Transaction related expenses - Non-recurring strategic corporate costs of $0.8 million were incurred in the first quarter of fiscal 2000.

         Contract related losses - Contract related losses reflect $0.2 million in legal fees incurred during the first quarter of fiscal 2000 as a result of litigation involving a terminated account.

         Operating loss - Operating loss increased $2.9 million from the prior year period primarily due to the factors discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first fiscal quarter of 2001, net cash used in operating activities was $6.4 million compared to $3.4 million in the prior year period. The $3.0 million rise was primarily due to a $2.9 million increase in operating losses.

         Net cash used in investing activities was $8.7 million in the first quarter of fiscal 2001 compared to $3.5 million in the prior year period. The increase in cash used in investing activities primarily reflects a higher level of investment in contract rights and property and equipment associated with the renewal of existing service contracts during the first quarter of fiscal 2001.

         Net cash provided by financing activities was $13.2 million in the first fiscal quarter of 2001 as compared to $8.0 million in the prior year period. The $5.2 million increase primarily reflects $14.0 million borrowed during the quarter under the Company's revolving credit facility as compared to $8.8 million in the prior year period. In both periods, the borrowings principally funded working capital and capital expenditures.

         FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate total capital investments of $32.5 million in fiscal 2001 to meet commitments under new and existing contracts. At April 3, 2001, $37.2 million of the Company's revolving credit facility was available to be borrowed. At that date, there were $20.0 million in outstanding revolving credit borrowings and $17.8 million of outstanding, undrawn letters of credit reducing availability. The Company expects to reduce the outstanding revolving credit borrowings as of the end of fiscal 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of April 3, 2001, there have been no material changes in the quantitative and qualitative disclosures about market risk than were presented in the Company's Form 10-K for the year ended January 2, 2001.

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits: None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2001.

                    VOLUME SERVICES AMERICA, INC.


                    By:    /s/ Kenneth R. Frick
                           ----------------------------------------------------
                    Name:  Kenneth R. Frick
                    Title: Executive Vice President and Chief Financial Officer