Form 10-Q
period 2001-07-03
VOLUME SERVICES AMERICA INC
filed 2001-08-16
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JULY 3, 2001 OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:  333-79419


                          VOLUME SERVICES AMERICA, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         57-0969174
-----------------------------                      ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA           29306
--------------------------------------------------      -----------------
(Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (864) 598-8600
                                                        ---------------------

                                       N/A
                          -------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at August 15, 2001, was 100.


                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION..........................................................................................2
----------------------------

Item 1.  Financial Statements.........................................................................................2
-------  ---------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................17
---------------------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................21
-------------------------------------------------------------------

PART II OTHER INFORMATION............................................................................................21
-------------------------

Item 6. Exhibits and Reports on Form 8-K.............................................................................21
-----------------------------------------


                                     PART I
                              FINANCIAL INFORMATION

 VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 3, 2001 AND JANUARY 2, 2001 (IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------

                                                                                        JULY 3,              JANUARY 2,
ASSETS                                                                                    2001                  2001
                                                                                    -----------------     -----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                           $     24,607           $    14,726
  Accounts receivable, less allowance for doubtful accounts of
    $916 and $876 at July 3, 2001 and January 2, 2001,
    respectively                                                                            18,771                19,386
  Merchandise inventories                                                                   16,029                11,524
  Prepaid expenses and other                                                                 2,470                 2,524
  Deferred tax asset                                                                         2,064                 2,064
                                                                                    --------------        --------------

          Total current assets                                                              63,941                50,224
                                                                                    --------------        --------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                    47,131                47,036
  Merchandising equipment                                                                   45,197                43,746
  Vehicles and other equipment                                                               7,808                 7,473
  Construction in process                                                                    1,158                   203
                                                                                    --------------       ---------------

          Total                                                                            101,294                98,458
  Less accumulated depreciation and amortization                                           (40,394)              (35,770)
                                                                                    --------------        --------------

          Property and equipment, net                                                       60,900                62,688
                                                                                    --------------       ---------------

OTHER ASSETS:
  Contract rights, net                                                                      74,866                70,793
  Cost in excess of net assets acquired, net                                                47,343                48,228
  Deferred financing costs, net                                                              9,232                 9,948
  Trademarks, net                                                                           17,392                17,735
  Other                                                                                      5,024                 6,080
                                                                                    --------------        --------------

          Total other assets                                                               153,857               152,784
                                                                                    --------------        --------------

TOTAL ASSETS                                                                          $    278,698            $  265,696
                                                                                    ==============        ==============



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 3, 2001 AND JANUARY 2, 2001
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------------------------------------------------

                                                                                      July 3,               January 2,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2001                   2001
                                                                                  -----------------      -----------------

CURRENT LIABILITIES:
  Short-term note payable                                                                  $ 2,500                $ 1,000
  Current maturities of long-term debt                                                       1,150                  1,150
  Current maturities of capital lease obligation                                               306                    225
  Accounts payable                                                                          21,719                 14,838
  Accrued salaries and vacations                                                             9,167                  8,707
  Liability for insurance                                                                    2,380                  2,522
  Accrued taxes, including income taxes                                                      3,579                  2,536
  Accrued commissions and royalties                                                         24,165                 12,332
  Accrued interest                                                                           3,953                  4,005
  Other                                                                                      8,625                  3,164
                                                                                          --------               --------

          Total current liabilities                                                         77,544                 50,479

LONG TERM LIABILITIES:
  Long-term debt                                                                           210,975                216,550
  Capital lease obligation                                                                       -                    191
  Deferred income taxes                                                                      2,242                  2,242
  Liability for insurance                                                                    1,804                  1,608
  Other liabilities                                                                          1,090                  1,135
                                                                                          --------               --------

          Total long term liabilities                                                      216,111                221,726
                                                                                          --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized:  1,000 shares;
   issued: 526 shares; outstanding:  332 shares                                                  -                      -
  Additional paid-in capital                                                                66,861                 66,754
  Accumulated deficit                                                                      (30,939)               (22,462)
  Accumulated other comprehensive loss                                                        (305)                  (262)
  Treasury stock - at cost (194 shares)                                                    (49,500)               (49,500)
  Loans to related parties                                                                  (1,074)                (1,039)
                                                                                          --------               --------

          Total stockholders' deficiency                                                   (14,957)                (6,509)
                                                                                          --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $278,698               $265,696
                                                                                          ========               ========

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2001 AND JUNE 27, 2000
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                                 ------------------------------------------------------------------
                                                                   July 3,          June 27,          July 3,          June 27,
                                                                     2001             2000              2001             2000
                                                                 --------------  ---------------   ---------------  ---------------

Net sales                                                          $    157,646     $    143,637      $    240,840     $    223,757

Cost of sales                                                           127,972          115,733           198,944          179,976
Selling, general, and administrative                                     12,281           13,037            22,603           22,614
Depreciation and amortization                                             6,077            6,686            12,085           13,175
Transaction related expenses                                                  -               12                 -              782
Contract related losses                                                   3,199            1,809             3,199            2,014
                                                                  -------------    -------------    --------------    -------------
Operating income                                                          8,117            6,360             4,009            5,196
Interest expense                                                          6,006            6,551            12,551           13,153
Other income, net                                                           (44)            (109)              (65)            (157)
                                                                  -------------    -------------    --------------    -------------
Income (loss) before income taxes                                         2,155              (82)           (8,477)          (7,800)
Income tax benefit                                                            -           (2,129)                -           (2,005)
                                                                  -------------    -------------    --------------    -------------
Net income (loss)                                                         2,155            2,047            (8,477)          (5,795)

Other comprehensive gain (loss) - foreign currency
  translation adjustment                                                    149              (64)              (43)             (43)
                                                                  -------------    -------------    --------------    -------------

Comprehensive income (loss)                                       $       2,304    $       1,983    $       (8,520)   $      (5,838)
                                                                  =============    =============    ==============    =============


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD JANUARY 3, 2001 TO JULY 3, 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  ACCUMULATED
                                                       ADDITIONAL                    OTHER                     LOANS TO
                                  COMMON     COMMON     PAID-IN     ACCUMULATED  COMPREHENSIVE   TREASURY       RELATED
                                  SHARES     STOCK      CAPITAL       DEFICIT        LOSS         STOCK        PARTIES       TOTAL
BALANCE,
  JANUARY 2, 2001                    332      $ -     $ 66,754     $(22,462)        $(262)      $ (49,500)    $ (1,039)   $ (6,509)

Noncash compensation                                       107                                                                 107

Loan to related parties                -        -            -             -            -               -          (35)        (35)

Foreign currency translation           -        -            -             -          (43)              -            -         (43)

Net loss                               -        -            -        (8,477)           -               -            -      (8,477)
                                     ---      ---     --------      --------        -----       ---------      -------    --------

BALANCE,
  JULY 3, 2001                       332      $ -     $ 66,861      $(30,939)       $(305)       $ (49,500)    $ (1,074)  $(14,957)
                                     ===      ===     ========      ========        =====        =========     ========   ========



See notes to consolidated financial statements

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2001 AND JUNE 27, 2000
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                    TWENTY-SIX WEEKS ENDED
                                                                            ---------------------------------------
                                                                                JULY 3,               JUNE 27,
                                                                                 2001                   2000
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (8,477)              $ (5,795)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                                    12,085                 13,175
    Amortization of deferred financing costs                                            716                    796
    Contract related losses                                                           3,199                  1,709
    Noncash compensation                                                                107
    Deferred tax change                                                                   -                 (2,005)
    (Gain) loss on disposition of assets                                                (11)                     7
    Other                                                                               (43)                   (43)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts and notes receivable                                                   382                 (2,818)
        Merchandise inventories                                                      (4,505)                (3,451)
        Prepaid expenses                                                                 54                  1,459
        Other assets                                                                 (1,097)                  (751)
      Increase (decrease) in liabilities:
        Accounts payable                                                              4,349                  3,686
        Accrued salaries and vacations                                                  460                  3,293
        Liabilities for self-insurance                                                   54                    329
        Other liabilities                                                            17,741                 10,450
                                                                                  ---------               --------

          Net cash provided by operating activities                                  25,014                 20,041
                                                                                  ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (4,361)                (3,681)
  Proceeds from sale of property and equipment                                           49
  Purchase of contract rights                                                        (9,133)                (4,896)
                                                                                   ---------              ---------

          Net cash used in investing activities                                     (13,445)                (8,577)
                                                                                   ---------              ---------


VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2001 AND JUNE 27, 2000
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                     JULY 3,               JUNE 27,
                                                                                      2001                   2000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                               $ (575)                $ (575)
  Net repayments - revolving loans                                                   (3,500)                (9,500)
  Principal payments on capital lease obligations                                      (110)                  (100)
  Increase in bank overdrafts                                                         2,532                  1,396
  Net increase in loans to related parties                                              (35)                   (86)
                                                                                   --------               --------
           Net cash used in financing
            activities                                                               (1,688)                (8,865)
                                                                                   --------               --------

INCREASE IN CASH                                                                      9,881                  2,599

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                14,726                 12,281
                                                                                   --------               --------

  End of period                                                                    $ 24,607               $ 14,880
                                                                                   ========               ========


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2001 AND JUNE 27, 2000
--------------------------------------------------------------------------------

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

     The results of operations for the twenty-six week period ended July 3, 2001 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending January 1, 2002 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2001.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Standards - In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, became effective for the Company on January 3, 2001 and the adoption of this statement, as amended, had an insignificant impact on the Company's financial position.

     In July 2001, the FASB issued SFAS No. 141 ("SFAS 141") "Business Combinations" which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing but has not yet determined the impact of SFAS 141 on its financial positions and results of operations.

     In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     Transaction Related Expenses - Transaction related expenses for the twenty-six weeks ended June 27, 2000 consist primarily of non-recurring strategic corporate costs.

3.   COMMITMENTS AND CONTINGENCIES

     On March 15, 2001 and April 20, 2001, respectively, two of the Company's customers filed for reorganization under Chapter 11 of the bankruptcy code. The Company had approximately $1.2 million of equipment and leasehold improvements and $3.2 million of receivables and leasehold improvements, respectively, recorded relating to these customers. The reorganization proceedings in the wake of the March 15, 2001 filing are substantially completed. Based on the most recent information, the Company recorded an asset impairment of approximately $900,000 of the $1.2 million of equipment and leasehold improvements. The proceedings in the wake of the April 20, 2001 filing have not yet begun; however, based on the most recent information, the Company has written off $2.3 million of other assets primarily representing long term receivables.

4.   CONTRACT RELATED LOSSES

     Contract related losses for the twenty-six weeks ended July 3, 2001 consist of approximately $900,000 for the write-down of property and equipment and $2.3 million of other assets as described in Note 3. Contract related losses for the twenty-six weeks ended June 27, 2000 represent an impairment charge of approximately $955,000 for a contract which the Company continues to operate. The impairment charge is comprised of approximately $686,000 for the write-off of property and equipment and $269,000 of other assets. Contract related losses for the period ended June 27, 2000 also reflects the write-off a receivable in the amount of $754,000 and $305,000 in related legal fees for a terminated service contract.

5.   NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries") except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidating financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of July 3, 2001 and January 2, 2001 (in the case of the balance sheets) and for the thirteen and twenty-six week periods ended July 3, 2001 and June 27, 2000 (in the case of the statements of operations) and for the twenty-six week periods ended July 3, 2001 and June 27, 2000 (in the case of the statement of cash flows).

                      CONSOLIDATING CONDENSED BALANCE SHEET
                           JULY 3, 2001 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         VOLUME       GUARANTOR     NON-GUARANTOR
ASSETS                                  HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                              $ 24,396         $ 211                       $ 24,607
  Accounts receivable                                      17,080         1,691                         18,771
  Other current assets                                     27,040         1,010        $ (7,487)        20,563
                                          ---------      --------       -------        --------       --------
           Total current assets                            68,516         2,912          (7,487)        63,941
Property and equipment                                     57,611         3,289               -         60,900
Contract rights, net                                       73,833         1,033               -         74,866
Cost in excess of net assets acquired,
  net                                                      47,343             -               -         47,343
Investment in subsidiaries                $(14,957)             -             -          14,957              -
Other assets                                     -         31,641             7               -         31,648
                                          --------       --------       -------         -------       --------

TOTAL ASSETS                              $(14,957)      $278,944       $ 7,241         $ 7,470       $278,698
                                          ========       ========       =======         =======       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                                              $ 7,487        $ (7,487)
  Other current liabilities                              $ 75,699         1,845               -       $ 77,544
                                                         --------       -------        --------       --------
           Total current liabilities                       75,699         9,332          (7,487)        77,544
Long-term debt                                            210,975             -               -        210,975
Other liabilities                                           5,136             -               -          5,136
                                                         --------       -------        --------       --------
           Total liabilities                              291,810         9,332          (7,487)       293,655
                                                         --------       -------        --------       --------

Stockholders' deficiency:
  Common stock                            $      -              -             -               -              -
  Additional paid-in capital                66,861         66,861             -         (66,861)        66,861
  Accumulated deficit                      (30,939)       (29,153)       (1,786)         30,939        (30,939)
  Treasury stock and other                 (50,879)       (50,574)         (305)         50,879        (50,879)
                                          --------       --------       -------        --------       --------
           Total stockholders'
             deficiency                    (14,957)       (12,866)       (2,091)         14,957        (14,957)
                                          --------       --------       -------        --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $(14,957)      $278,944       $ 7,241         $ 7,470       $278,698
                                          ========       ========       =======        ========       ========


    CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
             THIRTEEN WEEK PERIOD ENDED JULY 3, 2001 (IN THOUSANDS)

                                                     COMBINED        COMBINED
                                       VOLUME       GUARANTOR       NON-GUARANTOR
                                      HOLDINGS     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED

Net sales                                             $ 151,924         $ 5,722                        $ 157,646

Cost of sales                                           123,122           4,850                          127,972
Selling, general, and administrative                     12,302             (21)                          12,281
Depreciation and amortization                             6,047              30                            6,077
Contract related losses                        -          3,199               -               -            3,199
                                        --------      ---------         -------        --------        ---------
Operating income                                          7,254             863                            8,117
Interest expense                                          5,968              38                            6,006
Other income, net                              -            (35)             (9)              -              (44)
                                        --------      ---------         -------        --------        ---------
Income before income taxes                                1,321             834                            2,155
Equity in earnings of subsidiaries      $  2,155             -               -         $ (2,155)              -
                                        --------      ---------         -------        --------        ---------
Net income                                 2,155          1,321             834          (2,155)           2,155

Other comprehensive gain -
foreign currency translation adjustment        -              -             149               -              149
                                        --------      ---------         -------        --------        ---------

Comprehensive income                    $  2,155      $   1,321         $   983        $ (2,155)       $   2,304
                                        ========      =========         =======        ========        =========


     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
            TWENTY-SIX WEEK PERIOD ENDED JULY 3, 2001 (IN THOUSANDS)

                                                     COMBINED        COMBINED
                                       VOLUME       GUARANTOR       NON-GUARANTOR
                                      HOLDINGS     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                              $228,597        $ 12,243                        $240,840

Cost of sales                                           187,983          10,961                         198,944
Selling, general, and administrative                     21,831             772                          22,603
Depreciation and amortization                            11,698             387                          12,085
Contract related losses                        -          3,199               -              -            3,199
                                         -------       --------        --------        -------         --------
Operating income                                          3,886             123                           4,009
Interest expense                                         12,551               -                          12,551
Other income, net                              -            (46)            (19)             -              (65)
                                         -------       --------        --------        -------         --------
Income (loss) before income taxes                        (8,619)            142                          (8,477)
Equity in loss of subsidiaries           $(8,477)             -               -        $ 8,477                -
                                         -------       --------        --------        -------         --------
Net income (loss)                         (8,477)        (8,619)            142          8,477           (8,477)

Other comprehensive loss -
foreign currency translation adjustment        -              -             (43)            -               (43)
                                         -------       --------        --------       -------          --------

Comprehensive gain (loss)                $(8,477)      $ (8,619)       $     99       $ 8,477          $ (8,520)
                                         =======       ========        ========       =======          ========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
            TWENTY-SIX WEEK PERIOD ENDED JULY 3, 2001 (IN THOUSANDS)

                                                                COMBINED           COMBINED
                                                     VOLUME     GUARANTOR          NON-GUARANTOR
                                                    HOLDINGS  SUBSIDIARIES        SUBSIDIARIES    CONSOLIDATED

Cash Flows from Operating Activities                     $  -      $ 25,348            $ (334)         $ 25,014
                                                         ----      --------            ------          --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                        -        (4,338)             (23)            (4,361)
  Proceeds from sale of property and equipment              -            49                -                 49
  Purchase of contract rights                               -        (9,133)               -             (9,133)
                                                         ----      --------            -----           --------

           Net cash used in investing activities            -       (13,422)             (23)           (13,445)
                                                         ----      --------            -----           --------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                      -          (575)               -               (575)
  Net repayments - revolving loans                          -        (3,500)               -             (3,500)
  Principal payments on capital lease obligations           -          (110)               -               (110)
  Increase in bank overdrafts                               -         2,532                -              2,532
  Increase in loans to related parties                      -           (35)               -                (35)
                                                         ----      --------            -----           --------

           Net cash used in financing activities            -        (1,688)               -             (1,688)
                                                         ----      --------            -----           --------

Increase (decrease) in cash                                 -        10,238             (357)             9,881

Cash and cash equivalents - beginning of period             -        14,158              568             14,726
                                                         ----      --------            -----           --------

Cash and cash equivalents - end of period                $  -      $ 24,396            $ 211           $ 24,607
                                                         ====      ========            =====           ========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                         JANUARY 2, 2001 (IN THOUSANDS)

                                                       COMBINED      COMBINED
                                         PARENT       GUARANTOR     NON-GUARANTOR
ASSETS                                  COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current Assets:
  Cash and cash equivalents                              $ 14,158         $ 568                       $ 14,726
  Accounts receivable                                      17,272         2,114                         19,386
  Other current assets                                     23,791           990        $ (8,669)        16,112
                                                         --------       -------        --------       --------
           Total current assets                            55,221         3,672          (8,669)        50,224
Property and equipment                                     59,045         3,643                         62,688
Contract rights, net                                       69,506         1,287                         70,793
Cost in excess of net assets acquired,
  net                                                      48,228                                       48,228
Investment in subsidiaries                $ (6,509)                                       6,509
Other assets                                               33,738            25                         33,763
                                          --------      ---------       -------        --------       --------

TOTAL ASSETS                              $ (6,509)     $ 265,738       $ 8,627        $ (2,160)      $265,696
                                          ========      =========       =======        ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Intercompany liabilities                                              $ 8,669        $ (8,669)
  Other current liabilities                              $ 48,331         2,148                       $ 50,479
                                                         --------       -------        --------       --------
           Total current liabilities                       48,331        10,817          (8,669)        50,479
Long-term debt                                            216,550                                      216,550
Other liabilities                                           5,176                                        5,176
                                                        ---------       -------        --------      ---------
           Total liabilities                              270,057        10,817          (8,669)       272,205
                                                        ---------       -------        --------      ---------

Stockholders' Deficiency:
  Common stock
  Additional paid-in capital              $ 66,754         66,754                       (66,754)        66,754
  Accumulated deficit                      (22,462)       (20,534)       (1,928)         22,462        (22,462)
  Treasury stock and other                 (50,801)       (50,539)         (262)         50,801        (50,801)
                                          --------      ---------       -------        --------      ---------
           Total stockholders'
             deficiency                     (6,509)        (4,319)       (2,190)         6,509          (6,509)
                                          --------      ---------       -------        -------       ---------


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (6,509)     $ 265,738       $ 8,627        $ (2,160)     $ 265,696
                                          ========      =========       =======        ========      =========



 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME ( LOSS)
            THIRTEEN WEEK PERIOD ENDED JUNE 27, 2000 (IN THOUSANDS)

                                                     COMBINED        COMBINED
                                       VOLUME       GUARANTOR       NON-GUARANTOR
                                      HOLDINGS     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED

Net sales                                             $ 136,429         $ 7,208                        $ 143,637

Cost of sales                                           109,836           5,897                          115,733
Selling, general, and administrative                     12,107             930                           13,037
Depreciation and amortization                             6,064             622                            6,686
Transaction related expenses                                 12               -                               12
Contract related losses                        -          1,809               -               -            1,809
                                        --------      ---------         -------         -------        ---------
Operating income (loss)                                   6,601            (241)                           6,360
Interest expense                                          6,551               -                            6,551
Other income, net                              -            (97)            (12)              -             (109)
                                        --------      ---------         -------         -------        ---------
Income (loss) before income taxes                           147            (229)                             (82)
Income tax benefit                             -         (2,129)              -               -           (2,129)
Equity in earnings of subsidiaries      $  2,047              -               -         $(2,047)               -
                                        --------      ---------         -------         -------        ---------
Net income (loss)                          2,047          2,276            (229)         (2,047)           2,047

Other comprehensive loss -
foreign currency translation adjustment        -              -             (64)              -              (64)
                                        --------      ---------         -------         -------        ---------

Comprehensive income (loss)             $  2,047      $   2,276         $  (293)        $(2,047)       $   1,983
                                        ========      =========         =======         =======        =========

     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
           TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 2000 (IN THOUSANDS)

                                                     COMBINED        COMBINED
                                       VOLUME       GUARANTOR       NON-GUARANTOR
                                      HOLDINGS     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                             $ 210,115        $ 13,642                        $223,757

Cost of sales                                           168,654          11,322                         179,976
Selling, general, and administrative                     21,059           1,555                          22,614
Depreciation and amortization                            11,951           1,224                          13,175
Transaction related expenses                                782               -                             782
Contract related losses                        -          2,014               -              -            2,014
                                         -------       --------          ------        -------          -------
Operating income (loss)                                   5,655            (459)                          5,196
Interest expense                                         13,153               -                          13,153
Other income, net                              -           (137)            (20)             -             (157)
                                         -------       --------          ------        -------          -------
Loss before income taxes                                 (7,361)           (439)                         (7,800)
Income tax benefit                             -         (2,005)              -              -           (2,005)
Equity in loss of subsidiaries           $(5,795)             -               -        $ 5,795                -
                                         -------       --------          ------        -------          -------
Net loss                                  (5,795)        (5,356)           (439)         5,795           (5,795)

Other comprehensive loss -
foreign currency translation adjustment        -              -             (43)            -               (43)
                                         -------       --------          ------       -------          --------

Comprehensive loss                       $(5,795)      $ (5,356)         $ (482)      $ 5,795          $ (5,838)
                                         =======       ========          ======       =======          ========


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
            TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 2000 (IN THOUSANDS)

                                                                COMBINED           COMBINED
                                                     VOLUME     GUARANTOR          NON-GUARANTOR
                                                    HOLDINGS  SUBSIDIARIES         SUBSIDIARIES   CONSOLIDATED

Cash Flows from Operating Activities                     $  -      $ 19,996          $    45           $ 20,041
                                                         ----      --------          -------           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                        -        (3,299)            (382)            (3,681)
  Purchase of contract rights                               -        (4,096)            (800)            (4,896)
                                                         ----      --------          -------           --------

           Net cash used in investing activities            -        (7,395)          (1,182)            (8,577)
                                                         ----      --------          -------           --------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                      -          (575)               -               (575)
  Net repayments - revolving loans                          -        (9,500)               -             (9,500)
  Principal payments on capital lease obligations           -          (100)               -               (100)
  Increase (decrease) in bank overdrafts                    -         2,140             (744)             1,396
  Increase in loans to related parties                      -           (86)               -                (86)
                                                         ----      --------          -------           --------

           Net cash used in financing activities            -        (8,121)            (744)            (8,865)
                                                         ----      --------          -------           --------

Increase (decrease) in cash                                 -         4,480           (1,881)             2,599

Cash and cash equivalents - beginning of period             -         9,392            2,889             12,281
                                                         ----      --------          -------           --------

Cash and cash equivalents - end of period                $  -      $ 13,872          $ 1,008           $ 14,880
                                                         ====      ========          =======           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND QUARTERLY RESULTS

The Company's sales and operating results have varied and are expected to continue to vary, from quarter to, as a result of factors which include:

     o    seasonal patterns within the industry;

     o    the unpredictability in the number, timing and type of new contracts;

     o    the timing of contract expirations and special events; and

     o    the level of attendance at the facilities which we serve.


Business at the principal types of facilities which we serve is seasonal in nature with Major League Baseball ("MLB") and minor league baseball sales concentrated in the second and third quarter, the majority of National Football League ("NFL") activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Consequently, our results of operations for the first quarter are typically substantially lower than other quarters. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

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

RESULTS OF OPERATIONS

QUARTER ENDED JULY 3, 2001 COMPARED TO THE QUARTER ENDED JUNE 27, 2000

         Net Sales - Net sales of $157.6 million for the second quarter of fiscal 2001 increased $14.0 million or 10% from $143.6 million in the prior year period. The increase was primarily due to higher net sales (approximately 10%) at the Company's MLB accounts and is mainly attributable to the timing of games with a higher number of games occurring in the 2nd quarter as compared to the prior year. In addition, net sales increased due to new accounts (approximately 6%) partially offset by a decline (approximately 2%) at convention centers which have experienced an increase in event cancellations and event downsizing which we believe is attributable to the current economic slowdown.

         Cost of sales - Cost of sales of $128.0 million for the quarter increased $12.3 million from $115.7 million in the prior year period due to the increase in the overall sales volume. Cost of sales as a percentage of net sales remained constant at approximately 81% for both periods.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $12.3 million declined $0.7 million or 6% from the prior year period as a result of effective cost controls.

         Depreciation and amortization - Depreciation and amortization of $6.1 million for the second quarter of fiscal 2001 declined $0.6 million from the prior year period. The decrease was primarily due to a decline in amortization associated with the fair value of contract rights acquired related to the acquisitions of Volume Services in 1995 and Service America in 1998 as the result of the expiration of the initial contract term of certain service contracts.

         Contract related losses - Contract related losses of $3.2 million for the second quarter of fiscal 2001 primarily reflect an impairment charge of $0.9 million and a receivable reserve of $2.3 million related to two of the Company's customers which recently filed for reorganization under Chapter 11 of the Bankruptcy code. The Company is currently still operating at both locations; however, our ability to continue to operate at these locations depends on the final outcome of contract negotiations and the bankruptcy proceedings. Management is unable to predict the ultimate outcome or whether there will be additional losses related to these contracts. Contract related losses of $1.8 million in the 2000 period includes an impairment charge of approximately $1.0 million relating to a contract which the Company continues to operate and a $0.7 million charge for the write-off of a customer receivable and $0.1 million in related legal fees for a terminated account.

         Operating income - Operating  income  increased   $1.7 million from the
prior year period primarily due to the factors discussed above.

         Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes that no taxable income or benefit will be realized in fiscal 2001.

         Interest expense - Interest expense declined $.5 million from the prior year period chiefly associated with lower interest rates on the Company's adjustable rate debt.

         As we reported in our Annual Report on Form 10-K for our fiscal year 2000, we had a disagreement with one of our major customers that we were in the process of resolving. As anticipated, we have resolved all outstanding issues with this customer.

 SIX MONTHS ENDED JULY 3, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 27, 2000

         Net Sales - Net sales of $240.8 million for the first half of fiscal 2001 increased $17.0 million or 8% from $223.8 million in the prior year period. The increase was primarily due to the aforementioned increase at MLB facilities

(approximately 8%) and new accounts (approximately 6%) partially offset by a decline in sales (approximately 4%) at accounts hosting NFL games. Facilities that the Company services had ten NFL games, six post-season playoff games and four 1999 regular season games in the first quarter of fiscal 2000, as compared to two NFL playoff games in the first quarter of fiscal 2001. In addition, net sales have declined (approximately 2%) at the Company's convention centers, as previously discussed.

         Cost of sales - Cost of sales of $198.9 million for the first half of fiscal 2001 increased $18.9 million from $180.0 million in the prior year period. Cost of sales as a percentage of net sales increased 2% from the prior year. The primary component of the increase was commission costs associated with the increase in sales volume at MLB facilities that have higher commission structures.

         Selling, general and administrative expenses - Selling, general and administrative expenses were $22.6 million for both periods. As a percentage of net sales, selling, general and administrative expenses declined approximately 1% as a result of effective cost controls.

         Depreciation and amortization - Depreciation and amortization of $12.1 million for the first half of fiscal 2001 declined $1.1 million from the prior year period. The decrease was primarily due to a decline in amortization associated with the fair value of contract rights acquired related to the acquisitions of Volume Services in 1995 and Service America in 1998 as the result of the expiration of the initial contract term of certain service contracts.

         Transaction related expenses - Non-recurring strategic corporate costs of $0.8 million were incurred in the first half of fiscal 2000.

         Contract related losses - Contract related losses of $3.2 million in first half of fiscal 2001 primarily reflect an impairment charge of $0.9 million and a receivable reserve of $2.3 million related to two of the Company's customers which recently filed for reorganization under Chapter 11 of the Bankruptcy code. The Company is currently still operating at both locations; however, our ability to continue to operate at these locations depends on the final outcome of contract negotiations and the bankruptcy proceedings. Management is unable to predict the ultimate outcome or whether there will be additional losses related to these contacts. Contract related losses of $2.0 million in the prior year period includes an impairment charge of approximately $1.0 million relating to a contract which the Company continues to operate and a $0.7 million charge for the write-off of a customer receivable and $0.3 million in related legal fees for a terminated service contract.

         Operating income - Operating income declined $1.2 million from the prior year period primarily due to the factors discussed above.

         Income taxes - As stated above, management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes that no taxable income or benefit will be realized in fiscal 2001.

         Interest expense - Interest expense declined $.6 million from the prior year period chiefly associated with lower interest rates on the Company's adjustable rate debt.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first half of fiscal 2001, net cash provided by operating activities was $25.0 million compared to $20.0 million in the prior year period. The $5.0 million increase was primarily due to a decrease in working capital chiefly attributable to higher accrued commissions as a result of the increase in the sales volume.

         Net cash used in investing activities was $13.4 million in the first half of fiscal 2001 compared to $8.6 million in the prior year period. The increase in cash used in investing activities primarily reflects a higher level of investment in contract rights and property and equipment associated with the renewal of existing service contracts and new business commitments during the first half of fiscal 2001 versus the prior year period.

         Net cash used in financing activities was $1.7 million in the first half of fiscal 2001 as compared to $8.9 million in the prior year period. The $7.2 million decrease primarily reflects the repayment of $3.5 million borrowed under the Company's revolving credit facility as compared to the $9.5 million repaid in the prior year period.

         FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate total capital investments of $32.5 million in fiscal 2001. At July 3, 2001, $53.7 million of the Company's revolving credit facility was available to be borrowed. At that date, there were $2.5 million in outstanding revolving credit borrowings and $18.8 million of outstanding, undrawn letters of credit reducing availability.

         NEW ACCOUNTING STANDARDS - In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, became effective for the Company on January 3, 2001 and the adoption of this statement, as amended, had an insignificant impact on the Company's financial position.

         In July 2001, the FASB issued SFAS No. 141 ("SFAS 141") "Business Combinations" which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing but has not yet determined the impact of SFAS 141 on its financial positions and results of operations.

         In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of July 3, 2001, the interest rate cap and swap agreements that the Company had been party to have matured. The Company does not expect to enter into any similar agreements.

         Interest Rate Risk - The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding borrowings as of July 3, 2001 would cause a change in annual interest expense of approximately $1.1 million. The Company's Senior Subordinated Notes are fixed interest rate debt obligations.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits: None

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2001.

                             VOLUME SERVICES AMERICA, INC.


                             By:  /s/ Kenneth R. Frick
                                  --------------------------------------------
                             Name:    Kenneth R. Frick
                             Title:   Executive Vice President and Chief
                                      Financial Officer