Form 10-Q
period 2001-10-02
VOLUME SERVICES AMERICA INC
filed 2001-11-16
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 2, 2001 or

(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _____ to _____

Commission file number:    333-79419


                          VOLUME SERVICES AMERICA, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      57-0969174
-------------------------------                ----------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification No.)


201 East Broad Street, Spartanburg, South Carolina                 29306
--------------------------------------------------           -----------------
    (Address of principal executive offices)                    (Zip code)

   Registrant's telephone number, including area code:      (864) 598-8600
                                                         ---------------------

                                       N/A
                   -------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at November 13, 2001, was 100.


                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION..........................................................................................1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................14

Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................19

PART II OTHER INFORMATION............................................................................................20

Item 6. Exhibits and Reports on Form 8-K.............................................................................20


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 2, 2001 AND JANUARY 2, 2001 (In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   OCTOBER 2,           JANUARY 2,
ASSETS                                                                                2001                 2001
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   16,960            $  14,726
  Accounts receivable, less allowance for doubtful accounts of
    $887 and $876 at October 2, 2001 and January 2, 2001,
    respectively                                                                        18,359               19,386
  Merchandise inventories                                                               17,116               11,524
  Prepaid expenses and other                                                             2,856                2,524
  Deferred tax asset                                                                     2,064                2,064
                                                                                    ----------            ---------

          Total current assets                                                          57,355               50,224
                                                                                    ----------            ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                47,390               47,036
  Merchandising equipment                                                               45,575               43,746
  Vehicles and other equipment                                                           7,894                7,473
  Construction in process                                                                  563                  203
                                                                                    ----------            ---------

          Total                                                                        101,422               98,458
  Less accumulated depreciation and amortization                                       (42,339)             (35,770)
                                                                                    ----------            ---------

          Property and equipment, net                                                   59,083               62,688
                                                                                    ----------            ---------

OTHER ASSETS:
  Contract rights, net                                                                  78,838               70,793
  Cost in excess of net assets acquired, net                                            46,900               48,228
  Deferred financing costs, net                                                          8,874                9,948
  Trademarks, net                                                                       17,220               17,735
  Other                                                                                  6,230                6,080
                                                                                    ----------            ---------

          Total other assets                                                           158,062              152,784
                                                                                    ----------            ---------

TOTAL ASSETS                                                                        $  274,500            $ 265,696
                                                                                    ==========            =========



VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 2, 2001 AND JANUARY 2, 2001
(In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     OCTOBER 2,             JANUARY 2,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2001                   2001
                                                                                  -----------------      -----------------

CURRENT LIABILITIES:
  Short-term note payable                                                                $       -              $   1,000
  Current maturities of long-term debt                                                       1,150                  1,150
  Current maturities of capital lease obligation                                               249                    225
  Accounts payable                                                                          20,886                 14,838
  Accrued salaries and vacations                                                            11,153                  8,707
  Liability for insurance                                                                    2,580                  2,522
  Accrued taxes, including income taxes                                                      4,182                  2,536
  Accrued commissions and royalties                                                         16,310                 12,332
  Accrued interest                                                                           1,101                  4,005
  Other                                                                                      3,851                  3,164
                                                                                          --------               --------

          Total current liabilities                                                         61,462                 50,479
                                                                                          --------               --------

LONG TERM LIABILITIES:
  Long-term debt                                                                           214,688                216,550
  Capital lease obligation                                                                       -                    191
  Deferred income taxes                                                                      2,242                  2,242
  Liability for insurance                                                                    1,804                  1,608
  Other liabilities                                                                            995                  1,135
                                                                                          --------               --------

          Total long term liabilities                                                      219,729                221,726
                                                                                          --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized:  1,000 shares;
   issued: 526 shares; outstanding:  332 shares                                                  -                     -
  Additional paid-in capital                                                                66,861                 66,754
  Accumulated deficit                                                                      (22,540)               (22,462)
  Accumulated other comprehensive loss                                                        (438)                  (262)
  Treasury stock - at cost (194 shares)                                                    (49,500)               (49,500)
  Loans to related parties                                                                  (1,074)                (1,039)
                                                                                          --------               --------

          Total stockholders' deficiency                                                    (6,691)                (6,509)
                                                                                          --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $274,500               $265,696
                                                                                          ========               ========

See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 2, 2001 AND FOURTEEN AND FORTY WEEK PERIODS ENDED OCTOBER 3, 2000
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                            THIRTEEN            FOURTEEN          THIRTY-NINE            FORTY
                                                              WEEKS              WEEKS               WEEKS               WEEKS
                                                              ENDED              ENDED               ENDED               ENDED
                                                         ---------------------------------------------------------------------------
                                                           OCTOBER 2,          OCTOBER 3,         OCTOBER 2,          OCTOBER 3,
                                                              2001                2000               2001                2000
                                                         ----------------   -----------------  ------------------  -----------------

Net sales                                                      $ 177,559           $ 188,289           $ 418,399          $ 412,046

Cost of sales                                                    143,533             151,810             342,476            331,786
Selling, general, and administrative                              13,155              14,235              35,759             36,849
Depreciation and amortization                                      6,076               6,791              18,161             19,966
Transaction related expenses                                           -                   9                   -                791
Contract related losses                                              933                 510               4,132              2,524
                                                               ---------           ---------           ---------          ---------
Operating income                                                  13,862              14,934              17,871             20,130
Interest expense                                                   5,554               6,773              18,104             19,926
Other income, net                                                    (91)               (135)               (155)              (292)
                                                               ---------           ---------           ---------          ---------
Income (loss) before income taxes                                  8,399               8,296                 (78)               496
Income tax provision                                                   -               2,112                   -                107
                                                               ---------           ---------           ---------          ---------
Net income (loss)                                                  8,399               6,184                 (78)               389

Other comprehensive loss - foreign currency
  translation adjustment                                            (133)                (56)               (176)               (99)
                                                               ---------           ---------           ---------          ---------

Comprehensive income (loss)                                    $   8,266           $   6,128           $    (254)         $     290
                                                               =========           =========           =========          =========


See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD JANUARY 3, 2001 TO OCTOBER 2, 2001
(In Thousands, Except Per Share Data)

                                                                                  ACCUMULATED
                                                      ADDITIONAL                     OTHER                       LOANS TO
                                   COMMON   COMMON      PAID-IN   ACCUMULATED    COMPREHENSIVE    TREASURY       RELATED
                                   SHARES   STOCK       CAPITAL     DEFICIT          LOSS          STOCK         PARTIES     TOTAL
BALANCE,
  JANUARY 2, 2001                    332      $ -      $ 66,754    $ (22,462)     $ (262)        $ (49,500)     $ (1,039)  $ (6,509)

Noncash compensation                                        107                                                                 107

Loan to related parties                -        -             -            -           -                 -           (35)       (35)

Foreign currency translation           -        -             -            -        (176)                -             -       (176)

Net loss                               -        -             -          (78)          -                 -             -        (78)
                                     ---       ---      -------    ---------      ------         ---------      --------   --------

BALANCE,
  OCTOBER 2, 2001                    332      $ -       $ 66,861   $ (22,540)     $ (438)        $ (49,500)     $ (1,074)  $ (6,691)
                                     ===      ===       ========   =========      ======         =========      ========   ========



See notes to consolidated financial statements



VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2001 AND FORTY WEEK PERIOD ENDED OCTOBER 3, 2000
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              THIRTY-NINE               FORTY
                                                                                 WEEKS                  WEEKS
                                                                                 ENDED                  ENDED
                                                                            ----------------       ----------------
                                                                              OCTOBER 2,             OCTOBER 3,
                                                                                 2001                   2000
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $ (78)                 $ 389
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                    18,161                 19,966
    Amortization of deferred financing costs                                          1,074                  1,154
    Contract related losses                                                           4,132                  2,220
    Noncash compensation                                                                107                      -
    Deferred tax change                                                                   -                    107
    Gain on disposition of assets                                                       (32)                    (6)
    Other                                                                              (176)                   (99)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts and notes receivable                                                   794                 (4,743)
        Merchandise inventories                                                      (5,592)                (3,274)
        Prepaid expenses                                                               (332)                 1,274
        Other assets                                                                 (2,232)                (1,452)
      Increase (decrease) in liabilities:
        Accounts payable                                                              4,303                  4,248
        Accrued salaries and vacations                                                2,446                  5,055
        Liability for insurance                                                         254                    570
        Other liabilities                                                             3,267                 11,363
                                                                                    -------                -------

          Net cash provided by operating activities                                  26,096                 36,772
                                                                                    -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (6,185)                (5,311)
  Proceeds from sale of property and equipment                                           62                    603
  Purchase of contract rights                                                       (16,420)                (5,825)
                                                                                    -------                -------

          Net cash used in investing activities                                     (22,543)               (10,533)
                                                                                    -------                -------




VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2001 AND FORTY WEEK PERIOD ENDED OCTOBER 3, 2000
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              THIRTY-NINE               FORTY
                                                                                 WEEKS                  WEEKS
                                                                                 ENDED                  ENDED
                                                                            ----------------       ----------------
                                                                              OCTOBER 2,             OCTOBER 3,
                                                                                 2001                   2000
                                                                            ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                               $ (862)                $ (862)
  Net repayments - revolving loans                                                   (2,000)                (9,500)
  Principal payments on capital lease obligations                                      (167)                  (153)
  Increase in bank overdrafts                                                         1,745                    754
  Net increase in loans to related parties                                              (35)                   (90)
                                                                                    -------                -------
           Net cash used in financing
            activities                                                               (1,319)                (9,851)
                                                                                    -------                -------

INCREASE IN CASH                                                                      2,234                 16,388

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                14,726                 12,281
                                                                                   --------                -------

  End of period                                                                    $ 16,960                $28,669
                                                                                   ========                =======

See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2001 AND FORTY WEEK PERIOD ENDED
    OCTOBER 3, 2000
--------------------------------------------------------------------------------

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

     The results of operations for the thirty-nine week period ended October 2, 2001 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending January 1, 2002 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2001.


     2.       NEW ACCOUNTING STANDARDS

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

     In July 2001, the FASB issued SFAS No. 141 ("SFAS 141") "Business Combinations" which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing, but has not yet determined the impact of SFAS 141 on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. Goodwill amortization (pre-tax) for the thirteen and thirty-nine weeks ended October 2, 2001 was approximately $443,000 and $1.3 million, respectively.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 will be effective for the Company on January 2, 2002. The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

     3.       CONTINGENCIES

     On March 15, 2001 and April 20, 2001, respectively, two of the Company's customers filed for Chapter 11 bankruptcy. The Company had approximately $1.2 million of equipment and leasehold improvements and $3.2 million of receivables and leasehold improvements, respectively, recorded at the time of the filings relating to these customers. The proceedings of the March 15, 2001 filing are substantially completed. Based on the most recent information, the Company recorded an asset impairment of approximately $900,000 of the $1.2 million of equipment and leasehold improvements in the second quarter. In addition, the Company has entered into a concession agreement with the new owner of the facility. The proceedings of the April 20, 2001 filing are in the preliminary stages; however, based on the most recent information, the Company wrote-off $2.3 million of other assets primarily representing long term receivables in the second quarter. The Company had approximately $841,000 in equipment and leasehold improvements recorded at October 2, 2001.

     4.     TRANSACTION RELATED EXPENSES

     Transaction related expenses for the forty weeks ended October 3, 2000 consist primarily of non-recurring strategic corporate costs.

     5.      CONTRACT RELATED LOSSES

     Contract related losses for the thirty-nine weeks ended October 2, 2001 consist of an impairment charge of approximately $933,000 recorded in the third quarter relating primarily to the write-down of equipment and leasehold improvements for certain contracts which the Company continues to operate. In addition, in the 2nd quarter, the Company recorded an impairment charge of $900,000 for equipment and leasehold improvements and a $2.3 million charge for the write-down of other assets, as described in Note 3.

     Contract related losses for the forty weeks ended October 3, 2000 represent an impairment charge of approximately $1.5 million for certain contracts that the Company continues to operate. The impairment charge is comprised of approximately $1.2 million for the write-off of property and equipment and contract rights and $269,000 of other assets. Contract related losses for the period ended October 3, 2000 also reflects the write-off of a receivable in the amount of $754,000 and $305,000 in related legal fees for a terminated service contract.

     6.       NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS


     The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally, guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries") except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidating financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 2, 2001 and January 2, 2001 (in the case of the balance sheets) and for the thirteen and thirty-nine week periods ended October 2, 2001 and the fourteen and forty week periods ended October 3, 2000 (in the case of the statements of operations) and for the thirty-nine week period ended October 2, 2001 and the forty week period ended October 3, 2000 (in the case of the statement of cash flows).

                                      Consolidating Condensed Balance Sheet
                                          October 2, 2001 (in thousands)


                                                       Combined      Combined
                                         Volume       Guarantor     Non-guarantor
ASSETS                                  Holdings     Subsidiaries   Subsidiaries   Eliminations   Consolidated

Current Assets:
  Cash and cash equivalents                             $  16,736       $   224                      $  16,960
  Accounts receivable                                      16,335         2,024                         18,359
  Other current assets                                     28,838         1,304        $ (8,106)        22,036
                                                        ---------       -------        --------      ---------
           Total current assets                            61,909         3,552          (8,106)        57,355
Property and equipment                                     55,946         3,137               -         59,083
Contract rights, net                                       77,926           912               -         78,838
Cost in excess of net assets acquired,
  net                                                      46,900             -               -         46,900
Investment in subsidiaries                $ (6,691)             -             -           6,691              -
Other assets                                     -         32,318             6               -         32,324
                                          --------      ---------      --------        --------      ---------

TOTAL ASSETS                              $ (6,691)     $ 274,999       $ 7,607         $ (1,415)     $ 274,500
                                          ========      =========       =======         ========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                                              $ 8,106        $ (8,106)
  Other current liabilities                             $  59,998         1,464               -       $  61,462
                                                        ---------       -------        --------       ---------
           Total current liabilities                       59,998         9,570          (8,106)         61,462
Long-term debt                                            214,688             -               -         214,688
Other liabilities                                           5,041             -               -           5,041
                                                        ---------       -------        --------       ---------
           Total liabilities                              279,727         9,570          (8,106)        281,191
                                                        ---------       -------        --------       ---------

Stockholders' deficiency:
  Common stock                            $      -              -             -               -               -
  Additional paid-in capital                66,861         66,861             -         (66,861)         66,861
  Accumulated deficit                      (22,540)       (21,015)       (1,525)         22,540         (22,540)
  Treasury stock and other                 (51,012)       (50,574)         (438)         51,012         (51,012)
                                          --------      ---------       -------        --------       ---------
           Total stockholders'
             deficiency                     (6,691)        (4,728)       (1,963)          6,691          (6,691)
                                          --------      ---------       -------        --------       ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (6,691)     $ 274,999       $ 7,607        $ (1,415)      $ 274,500
                                          ========      =========       =======        ========       =========



     CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
     THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 2001 (IN THOUSANDS)

                                                      COMBINED        COMBINED
                                       VOLUME         GUARANTOR     NON-GUARANTOR
                                      HOLDINGS       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                              $170,669         $ 6,890                         $177,559

Cost of sales                                           137,704           5,829                          143,533
Selling, general, and administrative                     12,672             483                           13,155
Depreciation and amortization                             5,864             212                            6,076
Contract related losses                                     933               -                              933
                                                       --------         -------                         --------
Operating income                                         13,496             366                           13,862
Interest expense                                          5,443             111                            5,554
Other income, net                                           (85)             (6)                             (91)
Equity in earnings of subsidiaries       $ 8,399              -               -         $ (8,399)              -
                                         -------       --------         -------         --------        --------
Net income                                 8,399          8,138             261           (8,399)          8,399

Other comprehensive loss -
foreign currency translation adjustment        -              -            (133)               -            (133)
                                        --------       --------         -------         --------        --------

Comprehensive income                    $ 8,399        $  8,138         $   128         $ (8,399)       $  8,266
                                        =======        ========         =======         ========        ========


       CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2001 (IN THOUSANDS)

                                                      COMBINED        COMBINED
                                       VOLUME         GUARANTOR     NON-GUARANTOR
                                      HOLDINGS       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED

Net sales                                              $399,266         $19,133                        $418,399

Cost of sales                                           325,686          16,790                         342,476
Selling, general, and administrative                     34,504           1,255                          35,759
Depreciation and amortization                            17,562             599                          18,161
Contract related losses                                   4,132               -                           4,132
                                                       --------         -------                        --------
Operating income                                         17,382             489                          17,871
Interest expense                                         17,993             111                          18,104
Other income, net                                          (130)            (25)                           (155)
Loss in earnings of subsidiaries           $ (78)             -               -           $ 78                -
                                           -----       --------         -------           ----         --------
Net income (loss)                            (78)          (481)            403             78              (78)

Other comprehensive loss -
foreign currency translation adjustment        -              -            (176)             -             (176)
                                           -----       --------         -------           ----         --------

Comprehensive income (loss)                $ (78)      $   (481)        $   227           $ 78         $   (254)
                                           =====       ========         =======           ====         ========


                                          Consolidating Condensed Statement of Cash Flows
                                   Thirty-nine Week Period Ended October 2, 2001 (in thousands)

                                                                   Combined           Combined
                                                         Volume    Guarantor        Non-guarantor
                                                        Holdings  Subsidiaries       Subsidiaries      Consolidated

Cash Flows from Operating Activities                     $  -      $ 26,375            $ (279)          $ 26,096
                                                         ----      --------            ------           --------


Cash Flows from Investing Activities:
  Purchase of property and equipment                        -        (6,120)              (65)            (6,185)
  Proceeds from sale of property and equipment              -            62                 -                 62
  Purchase of contract rights                               -       (16,420)                -            (16,420)
                                                         ----      --------            ------           --------

           Net cash used in investing activities            -       (22,478)              (65)           (22,543)
                                                         ----      --------            ------           --------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                      -          (862)                -               (862)
  Net repayments - revolving loans                          -        (2,000)                -             (2,000)
  Principal payments on capital lease obligations           -          (167)                -               (167)
  Increase in bank overdrafts                               -         1,745                 -              1,745
  Increase in loans to related parties                      -           (35)                -                (35)
                                                         ----      --------            ------           --------

           Net cash used in financing activities            -        (1,319)                -             (1,319)
                                                         ----      --------            ------           --------

Increase (decrease) in cash                                 -         2,578              (344)             2,234

Cash and cash equivalents - beginning of period             -        14,158               568             14,726
                                                         ----      --------            ------           --------

Cash and cash equivalents - end of period                $  -      $ 16,736            $  224           $ 16,960
                                                         ====      ========            ======           ========





                                               Consolidating Condensed Balance Sheet
                                                  January 2, 2001 (in thousands)

                                                       Combined       Combined
                                         Parent        Guarantor    Non-guarantor
ASSETS                                  Company       Subsidiaries   Subsidiaries  Eliminations   Consolidated

Current Assets:
  Cash and cash equivalents                              $ 14,158        $  568                       $ 14,726
  Accounts receivable                                      17,272         2,114                         19,386
  Other current assets                                     23,791           990         $ (8,669)       16,112
                                                         --------       -------         --------      --------
           Total current assets                            55,221         3,672          (8,669)        50,224
Property and equipment                                     59,045         3,643               -         62,688
Contract rights, net                                       69,506         1,287               -         70,793
Cost in excess of net assets acquired,
  net                                                      48,228             -               -         48,228
Investment in subsidiaries                $ (6,509)             -             -           6,509
Other assets                                     -         33,738            25               -         33,763
                                          --------       --------       -------         -------       --------

TOTAL ASSETS                              $ (6,509)      $265,738       $ 8,627         $ (2,160)     $265,696
                                          ========       ========       =======         ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Intercompany liabilities                                              $ 8,669        $ (8,669)
  Other current liabilities                             $ 48,331          2,148               -       $ 50,479
                                                        --------        -------        --------       --------
           Total current liabilities                      48,331         10,817          (8,669)        50,479
Long-term debt                                           216,550              -               -        216,550
Other liabilities                                          5,176              -               -          5,176
                                                        --------        -------        --------       --------
           Total liabilities                             270,057         10,817          (8,669)       272,205
                                                        --------        -------        --------       --------

Stockholders' Deficiency:
  Common stock
  Additional paid-in capital              $ 66,754        66,754              -         (66,754)        66,754
  Accumulated deficit                      (22,462)      (20,534)        (1,928)         22,462        (22,462)
  Treasury stock and other                 (50,801)      (50,539)          (262)         50,801        (50,801)
                                          --------      --------        -------        --------       --------
           Total stockholders'
             deficiency                     (6,509)       (4,319)        (2,190)          6,509         (6,509)
                                          --------      --------        -------        --------       --------


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                $ (6,509)     $265,738        $ 8,627        $ (2,160)      $265,696
                                          ========      ========        =======        ========       ========



                       CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME ( LOSS)
                               FOURTEEN WEEK PERIOD ENDED OCTOBER 3, 2000 (IN THOUSANDS)

                                                      COMBINED        COMBINED
                                       VOLUME         GUARANTOR     NON-GUARANTOR
                                      HOLDINGS       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                              $180,252         $ 8,037                          $188,289

Cost of sales                                           145,037           6,773                           151,810
Selling, general, and administrative                     13,337             898                            14,235
Depreciation and amortization                             6,126             665                             6,791
Transaction related expenses                                  9               -                                 9
Contract related losses                                     510               -                               510
                                                       --------         -------                          --------
Operating income (loss)                                  15,233            (299)                           14,934
Interest expense                                          6,773               -                             6,773
Other income, net                                          (129)             (6)                             (135)
                                                       --------         -------                          --------
Income (loss) before income taxes                         8,589            (293)                            8,296
Income tax provision                                      2,112               -                             2,112
Equity in earnings of subsidiaries       $ 6,184              -               -         $ (6,184)              -
                                         -------       --------         -------         --------         -------
Net income (loss)                          6,184          6,477            (293)          (6,184)           6,184

Other comprehensive loss -
foreign currency translation adjustment        -              -             (56)               -             (56)
                                         -------       --------         -------         --------         -------

Comprehensive income (loss)              $ 6,184       $  6,477         $  (349)        $ (6,184)        $ 6,128
                                         =======       ========         =======         ========         =======


                         Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                                   Forty Week Period Ended October 3, 2000 (in thousands)

                                                     Combined        Combined
                                       Volume       Guarantor        Non-guarantor
                                      Holdings       Subsidiaries    Subsidiaries    Eliminations  Consolidated

Net sales                                              $390,367         $21,679                        $412,046

Cost of sales                                           313,692          18,094                         331,786
Selling, general, and administrative                     34,396           2,453                          36,849
Depreciation and amortization                            18,077           1,889                          19,966
Transaction related expenses                                791               -                             791
Contract related losses                                   2,524               -                           2,524
                                                       --------         -------                        --------
Operating income (loss)                                  20,887            (757)                         20,130
Interest expense                                         19,926               -                          19,926
Other income, net                                          (266)            (26)                           (292)
                                                       --------         -------                        --------
Income (loss) before income taxes                         1,227            (731)                            496
Income tax provision                                        107               -                             107
Equity in earnings of subsidiaries         $ 389              -               -          $ (389)              -
                                           -----       --------         -------          ------        --------
Net income (loss)                            389          1,120            (731)           (389)            389

Other comprehensive loss -
foreign currency translation adjustment        -              -             (99)              -             (99)
                                           -----       --------         -------          ------        --------

Comprehensive income (loss)               $ 389        $ 1,120          $  (830)         $ (389)       $    290
                                          =====        =======          =======          ======        ========


                                             Consolidating Condensed Statement of Cash Flows
                                          Forty Week Period Ended October 3, 2000 (in thousands)

                                                                Combined           Combined
                                                     Volume     Guarantor          Non-guarantor
                                                    Holdings  Subsidiaries         Subsidiaries   Consolidated

Cash Flows from Operating Activities                     $ -      $ 35,712          $ 1,060           $ 36,772
                                                         ----     --------          -------           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                       -        (4,849)            (462)            (5,311)
  Proceeds from sale of property and equipment             -           603                -                603
  Purchase of contract rights                              -        (5,025)            (800)            (5,825)
                                                         ----     --------          -------           --------

           Net cash used in investing activities           -        (9,271)          (1,262)           (10,533)
                                                         ----     --------          -------           --------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                     -          (862)               -               (862)
  Net repayments - revolving loans                         -        (9,500)               -             (9,500)
  Principal payments on capital lease obligations          -          (153)               -               (153)
  Increase (decrease) in bank overdrafts                   -         2,246           (1,492)               754
  Increase in loans to related parties                     -           (90)               -                (90)
                                                         ----     --------          -------           --------

           Net cash used in financing activities           -        (8,359)          (1,492)            (9,851)
                                                         ----     --------          -------           --------

Increase (decrease) in cash                                -        18,082           (1,694)            16,388

Cash and cash equivalents - beginning of period            -         9,392            2,889             12,281
                                                         ----     --------          -------           --------

Cash and cash equivalents - end of period                $ -      $ 27,474          $ 1,195           $ 28,669
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

o        the timing of contract expirations and events; and

o        the level of attendance at the facilities which we serve.

Business at the principal types of facilities which we serve is seasonal in nature with Major League Baseball ("MLB") and minor league baseball sales concentrated in the second and third quarter, the majority of National Football League ("NFL") activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. The Company's results are typically impacted to a greater degree by the above factors than a change in the number of weeks in a reporting period as was the case in the thirteen and thirty-nine weeks ended October 2, 2001 versus the fourteen and forty weeks ended October 3, 2000. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

Set forth below are comparative net sales by quarter (in thousands) for fiscal 2001, through the 3rd Quarter, fiscal 2000 and 1999:

                                        2001            2000             1999
                                        ----            ----             ----

         1st Quarter                $ 83,194          $ 80,120         $ 66,290

         2nd Quarter                $157,646         $143,637          $116,341

         3rd Quarter                $177,559         $188,289          $147,058

         4th Quarter                       -         $110,487          $101,764



RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 2, 2001 COMPARED TO THE QUARTER ENDED OCTOBER 3, 2000

Net Sales - Net sales of $177.6 million for the quarter ended October 2, 2001 decreased $10.7 million (approximately 6%) from $188.3 million in the prior year period. The Company's results for the third quarter have been adversely impacted by weaker economic conditions and by the September 11, 2001 terrorist attacks. We estimate that the impact of the terrorist attacks reduced our consolidated net sales by approximately 7% for the third quarter from the level of sales we would have expected absent such conditions; however, we believe that approximately 57% of these sales are recoverable in future periods as discussed below. The Company's MLB accounts generated lower sales than prior year (approximately 5%) mainly attributable to fewer scheduled games for the third quarter of fiscal 2001 as compared to the prior year period and MLB's decision to postpone games the week of September 11, 2001. Twenty-eight games at facilities the Company serves were impacted by this postponement and will be reported in the Company's fourth quarter. Four NFL games were also postponed at Company serviced venues and were rescheduled to be played during fiscal 2002. At convention center accounts, the Company had been experiencing an increase in event cancellations and downsizing of events prior to September 11, 2001 which we believe was attributable to the economic slowdown. The events of September 11, 2001 further adversely impacted the convention center results. We estimate consolidated net sales were reduced by approximately 3%, excluding one non-recurring catering event, from the level we would have expected absent such cancellations. The decline in consolidated net sales was partially offset by the addition of fifteen new accounts (approximately 5%, net of closed accounts).

Cost of sales - Cost of sales of $143.5 million for the quarter decreased $8.3 million from $151.8 million in the prior year period due to the decline in the overall sales volume. Cost of sales as a percentage of net sales remained constant at approximately 81% for both periods.

Selling,   general   and   administrative   expenses  -  Selling,   general  and
administrative expenses of $13.2 million declined slightly as a percentage of net sales from the prior year period as a result of effective cost controls.

Depreciation and amortization - Depreciation and amortization of $6.1 million for the third quarter of fiscal 2001 declined $0.7 million from the prior year quarter. The decrease was primarily due to a decline in amortization which was the result of the expiration of the initial contract term of certain service contracts.

Contract related losses - Contract related losses of $0.9 million for the third quarter of fiscal 2001 and $0.5 million in the 2000 period reflect impairment charges for the write-down of equipment, leasehold improvements and location contracts for certain service contracts which the Company continues to operate.

Operating income - Operating income decreased $1.1 million from the prior year period primarily due to the factors discussed above.

Interest expense - Interest expense declined $1.2 million from the prior year period chiefly associated with lower interest rates on the Company's adjustable rate debt.

Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes that no taxable income or benefit will be realized in fiscal 2001.

THREE QUARTERS ENDED OCTOBER 2, 2001 COMPARED TO THE THREE QUARTERS ENDED OCTOBER 3, 2000

Net Sales - Net sales of $418.4 million for the three quarters ended October 2, 2001 increased $6.4 million or 2% from $412.0 million in the prior year period. The increase was primarily due to net new accounts (approximately 3%) and an increase in MLB sales (approximately 2%). The MLB sales increase was attributable to higher attendance and per capita spending at certain facilities, but was partially offset by the postponement of twenty-eight games until the Company's fourth fiscal quarter as a result of the September 11, 2001 terrorist attacks. The increases were, in part, offset by a decline in NFL sales (approximately 2%) due primarily to eight fewer NFL games in the first quarter of fiscal 2001 as compared to the prior year period and the postponement of four NFL games until fiscal 2002 due to the terrorist attacks. Additionally, sales at the Company's convention centers have declined (approximately 2%, excluding one non-recurring catering event) due to the cancellation and downsizing of events, most notably by the business sector, which management attributes to the economic downturn and which have been further adversely impacted by the events of September 11, 2001.

Cost of sales - Cost of sales of $342.5 million for the three quarters ended October 2, 2001 increased $10.7 million from $331.8 million in the prior year period. Cost of sales as a percentage of net sales increased 1% from the prior year. The primary component of the increase was commission costs associated with the increase in sales volume at MLB facilities and new accounts that have higher commission structures.

Selling, general and administrative expenses - Selling, general and administrative expenses of $35.8 million decreased $1.1 million or as a percentage of net sales declined approximately .4% as a result of effective cost controls.

Depreciation and amortization - Depreciation and amortization of $18.2 million for the three quarters ended October 2, 2001 declined $1.8 million from the prior year period. The decrease was primarily due to a decline in amortization which was the result of the expiration of the initial contract term of certain service contracts.

Transaction related expenses - Non-recurring strategic corporate costs of $0.8 million were incurred during the prior year period.

Contract related losses - Contract related losses of $4.1 million for the three quarters ended October 2, 2001 reflects an impairment charge of $1.8 million for the write-off of equipment, leasehold improvements and location contracts. Additionally, the Company recorded a receivable reserve of $2.3 million related to two of the Company's customers which filed for Chapter 11 Bankruptcy. At one of the two customer locations, the Company has entered into a service contract with the new owner. The Company is currently still operating at the other location; however, our ability to continue to operate at this location depends on the final outcome of contract negotiations and the bankruptcy proceedings. The company has approximately $841,000 in equipment and leasehold improvements recorded for this location. Management is unable to predict the ultimate outcome or whether there will be additional losses related to this contract. Contract related losses of $2.5 million in the prior year period includes an impairment charge of approximately $1.5 million relating to certain contracts which the Company continues to operate and a $0.7 million charge for the write-off of a customer receivable and $0.3 million in related legal fees for a terminated service contract.

Operating income - Operating income declined $2.2 million from the prior year period primarily due to the factors discussed above.

Interest expense - Interest expense declined $1.8 million from the prior year period chiefly associated with lower interest rates on the Company's adjustable rate debt.

Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes that no taxable income or benefit will be realized in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the three quarters ended October 2, 2001, net cash provided by operating activities was $26.1 million compared to $36.8 million in the prior year period. The $10.7 million decrease from the prior year period was primarily due to an increase in working capital chiefly attributable to a $11.6 million increase in accrued commissions during the 2000 period as compared to only a $4.0 million increase in the 2001 period. The Company' working capital as of October 2, 2001 has declined approximately $3.9 million from fiscal year ended January 2, 2001 primarily due to seasonal fluctuations as a result of the number and timing of events.

Net cash used in investing activities was $22.5 million in the three quarters ended October 2, 2001 compared to $10.5 million in the prior year period. The $12.0 million increase in cash used in investing activities primarily reflects a higher level of investment in contract rights and property and equipment associated with new accounts during the first three quarters of fiscal 2001 versus the prior year period.

Net cash used in financing activities was $1.3 million in the three quarters ended October 2, 2001 as compared to $9.9 million in the prior year period. The $8.6 million decrease primarily reflects net repayments of $2.0 million borrowed under the Company's revolving credit facility in the current period as compared to the $9.5 million repaid in the prior year period.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate total capital investments of $32.5 million in fiscal 2001. At October 2, 2001, $54.5 million of the Company's revolving credit facility was available to be borrowed. At that date, there were $4.0 million in outstanding revolving credit borrowings and $16.5 million of outstanding, undrawn letters of credit reducing availability.

NEW ACCOUNTING STANDARDS

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

In July 2001, the FASB issued SFAS No. 141 ("SFAS 141") "Business Combinations" which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing, but has not yet determined the impact of SFAS 141 on its financial positions and results of operations.

In July 2001, the FASB issued SFAS No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" which is effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. Goodwill amortization (pre-tax) for the thirteen and thirty-nine weeks ended October 2, 2001 was approximately $443,000 and $1.3 million, respectively.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 will be effective for the Company on January 2, 2002. The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of October 2, 2001, the interest rate cap and swap agreements that the Company had been party to have matured. The Company does not expect to enter into any similar agreements.

Interest Rate Risk - The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding borrowings as of October 2, 2001 would cause a change in annual interest expense of approximately $1.1 million. The Company's Senior Subordinated Notes are fixed interest rate debt obligations.

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



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2001.

                            VOLUME SERVICES AMERICA, INC.


                            By:      /s/ Kenneth R. Frick
                                     --------------------------------------
                            Name:    Kenneth R. Frick
                            Title:   Executive Vice President and
                                     Chief Financial Officer