Form 10-K
period 2002-01-01
VOLUME SERVICES AMERICA INC
filed 2002-03-28
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2002 OR

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

                                 (X) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), as of March 26, 2002, was $0.

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at March 26, 2002, was 100.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Volume Services America, Inc. ("Volume Services America"), a Delaware corporation, operates through its subsidiaries as a leading provider of food and beverage concession, high-end catering and merchandise services for sports facilities, convention centers and other entertainment facilities throughout the United States. We currently provide services at 128 client facilities, typically pursuant to long-term contracts that grant us the exclusive right to provide various food and beverage (and, under some contracts, merchandise) products and services within the facility. The breakdown of facilities that we serve by primary client category is as follows: 68 sports facilities, 29 convention centers and 31 other entertainment facilities. At two sports facilities, we have contracts to provide full facility management services.

SERVICES AND CLIENT CATEGORIES

         Sports Facilities

         We currently have contracts to provide services, including food and beverage concessions and, in some cases, the selling of merchandise, at 68 such facilities, including stadiums and arenas. At some of these facilities, we also provide high-end catering services for premium seating, luxury suites and in-stadium restaurants. These facilities host sports teams as well as other forms of entertainment, such as concerts and other large civic events. These facilities may also host conventions, trade shows and meetings.

         Concession-style sales of food and beverages represent the majority of our business at sports facilities. High-end catering for premium seating, luxury suites and in-stadium restaurants is responsible for a significantly smaller portion of net sales at sports facilities.

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

         The following chart lists some of our major contracts within the sports facilities category:

NAME                               LOCATION                SPORTS TEAM TENANT            SEATING CAPACITY (SPORT)
----                               --------                ------------------            ------------------------

ALLTEL Stadium Florida             Jacksonville, FL        Jacksonville Jaguars          73,000 (NFL)*
FedEx Field                        Landover, MD            Washington Redskins           80,000 (NFL)
HHH Metrodome                      Minneapolis, MN         Minnesota Vikings,            64,000 (NFL) (College Football)
                                                           Minnesota Twins               44,000 (MLB)*
INVESCO Field at Mile High         Denver, CO              Denver Broncos                76,000 (NFL)
Stadium
Pacific Bell Ball Park             San Francisco, CA       San Francisco Giants          42,000 (MLB)
Palace of Auburn Hills             Auburn Hills, MI        Detroit Pistons               21,000 (NBA)*
Qualcomm Stadium                   San Diego, CA           San Diego Chargers,           71,400 (NFL)
                                                           San Diego Padres              60,750 (MLB)
RCA Dome                           Indianapolis, IN        Indianapolis Colts            60,000 (NFL)
Rose Bowl                          Pasadena, CA            N/A                           102,000 (College Football)
3Com Park                          San Francisco, CA       San Francisco 49ers           68,000 (NFL)
Tropicana Field                    St. Petersburg, FL      Tampa Bay Devil Rays          48,500 (MLB)
Truman Sports Complex              Kansas City, MO         Kansas City Chiefs            79,000 (NFL)
                                                           Kansas City Royals            40,600 (MLB)
Yankee Stadium                     New York, NY            New York Yankees              55,000 (MLB)

* "NFL" means National Football League, "MLB" means Major League Baseball" and "NBA" means "National Basketball Association".

         Convention Centers

         We currently have contracts to provide services, including banquet catering and food court operations, to 29 convention centers, two of which are located in Canada. Convention centers typically host conventions, industrial and trade shows, company meetings, banquets, receptions and consumer exhibitions, such as auto, boat or computer shows.

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

         Our contracts with convention centers are typically for terms ranging from two to five years. In general, convention center contracts are for a shorter contract term than contracts for sports facilities, but typically require less up-front or committed future capital investment. The following chart lists some of our major contracts within the convention center category:

                                                                                                   SIZE
NAME                                        LOCATION                                        (APPROX. SQ. FT)(1)
----                                        --------                                        -------------------

American Royal Center                       Kansas City, MO                                      372,000
Colorado Convention Center                  Denver, CO                                           300,000
Cow Palace                                  San Francisco, CA                                    300,000
Indiana Convention Center                   Indianapolis, IN                                     400,500
Jacob K. Javits Center                      New York, NY                                         900,000
Kentucky Fair & Expo Center                 Louisville, KY                                     1,068,000
Miami Beach Convention Center               Miami Beach, FL                                      503,000
National Trade Center                       Toronto, ON Canada                                 1,000,000
San Diego Convention Center                 San Diego, CA                                        620,000
Washington, DC Convention Center            Washington, DC                                       381,000
------------------
1 Sources:   Tradeshow Week Exhibit Hall Directory 2001

         Other Entertainment Facilities

         We have contracts to provide a wide range of services to 31 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, state parks, skiing facilities, theme parks and zoos.

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

         The following chart lists examples of our contracts within the other entertainment facilities category:

NAME                                             LOCATION                         VENUE TYPE
----                                             --------                         ----------
Alpine Valley Amphitheater                       Walworth, WI                     Music Amphitheater
Belmont, Saratoga and Aqueduct Tracks            New York                         Horse Racing Tracks
DTE Energy Music Theater                         Pontiac, MI                      Music Amphitheater
Glen Helen Pavilion                              San Bernardino, CA               Music Amphitheater
Lake Perris State Park                           Perris, CA                       Marina Operation
Lake Placid Ski Resort                           Lake Placid, NY                  Ski Resort
Los Angeles Zoo                                  Los Angeles, CA                  Zoo
Sea Life Park                                    Oahu, HI                         Theme Park
Verizon Wireless Ampitheater                     Laguna Hills, CA                 Music Amphitheater


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

         Profit and Loss Contracts. Under Profit and Loss Contracts, we receive all of the revenues and bear all of the expenses of the provision of our services at a facility. These expenses include commissions paid to the client. Some of our Profit and Loss Contracts contain minimum guaranteed commissions or equivalent payments to the client in connection with our right to provide services within the particular facility, regardless of the level of sales at the facility or whether a profit is being generated at the facility. As of January 1, 2002, we served 100 facilities under Profit and Loss Contracts.

         Profit Sharing Contracts. Under Profit Sharing Contracts, also commonly referred to in the industry as incentive bonus contracts, we receive a percentage of any profits earned from the provision of our services at a facility after deducting expenses. These expenses include commissions payable to the client. In addition, under some Profit Sharing Contracts, we receive a fixed fee prior to the determination of profits under the contract. Under Profit Sharing Contracts, we generally do not bear responsibility for any losses incurred in connection with the provision of our services as we are reimbursed for our on-site expenses. However, if a loss is incurred, we typically will receive no payments under the contract other than reimbursement of our expenses and our fixed fee, if any. As of January 1, 2002, we served 25 facilities under Profit Sharing Contracts.

         Management Fee Contracts. Under Management Fee Contracts, we receive a management fee, typically calculated as a fixed dollar amount and/or a fixed or variable percentage of various categories of sales. In addition, some Management Fee Contracts entitle us to incentive fees based upon our performance under the contract, as measured by factors such as revenues or operating costs. We are reimbursed for all of our on-site expenses under these contracts. As of January 1, 2002, we served 3 facilities under Management Fee Contracts.

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

         As we reported in our Annual Report on Form 10-K for our fiscal year 2000, we had a disagreement with one of our major customers that we were in the process of resolving. As anticipated, we have resolved all outstanding issues with this customer, which we reported in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2001.

         In November 2001, Major League Baseball ("MLB") announced plans for a "contraction" to eliminate two MLB teams beginning with the 2002 baseball season. The status of the announced contraction and the teams to be eliminated if the contraction were to occur are currently unclear. However, it does not appear that a contraction will occur in the 2002 MLB season. Press accounts at the time the contraction was first announced indicated that the Tampa Bay Devil Rays were a possible target, although not a top target. We currently have a contract with the Tampa Bay Devil Rays. If they were to be eliminated by contraction without due compensation to us, it conceivably could have a material adverse effect on us. We do not have sufficient information to assess either the likelihood that the Tampa Bay Devil Rays would be subject to such a contraction or the nature and extent of the effect that it would have on us.

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

         We compete for contracts against a variety of food service providers. However, our major competitors are other national food service providers, including ARAMARK, Delaware North Corporation, Fine Host Corporation and Compass Group PLC. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region. Existing or potential clients may also elect to "self operate" their food services, eliminating the opportunity for us to compete for the account.

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

EMPLOYEES

         As of January 1, 2002, we had approximately 1,600 full-time employees. During calendar 2001, approximately 28,600 employees were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly due to the seasonal nature of the business.

         As of January 1, 2002, approximately 39% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events. At some locations, local charitable groups raise funds by working at our concessions operations in exchange for a percentage of gross revenues.

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

GENERAL INFORMATION

         Volume Services America was formed on December 31, 1992. Its principal offices are at 201 East Broad Street, Spartanburg, SC 29306, and its telephone number is (864) 598-8600. Volume Services America is the wholly-owned subsidiary of Volume Services America Holdings, Inc. ("Volume Holdings"), a Delaware corporation. Volume Services America's subsidiaries include Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"), each a Delaware corporation.

         We have no operations or assets in any foreign country other than Canada. During 2001, our Canadian revenues and Canadian assets were less than 2% of our total revenues and assets, respectively.

ITEM 2.  PROPERTIES.

         We lease our corporate headquarters of approximately 21,400 square feet in Spartanburg, South Carolina, the headquarters of Service America in Stamford, Connecticut of approximately 3,500 square feet, and a regional office in Fords, New Jersey.

         We currently provide our services at 128 client facilities, all of which are owned or leased by our clients. Our contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as provide food and beverage services.

ITEM 3.  LEGAL PROCEEDINGS.

         We are from time to time involved in various legal proceedings incidental to the conduct of our business. In the opinion of management, any liability arising out of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

         In July 2000, the Company entered into an agreement to manage an arena in the City of Bridgeport, Connecticut once the City completed its construction. The City recently asserted a claim against the Company of approximately $2.1 million dollars for certain construction charges the City incurred in building the arena. We believe that we have strong defenses to the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not submit any matters to a vote of security holders during the fourth quarter of our 2001 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Each registrant, other than Volume Holdings, is a direct or indirect wholly-owned subsidiary of Volume Holdings. There is no established public trading market for the equity securities of Volume Holdings. As of March 26, 2002, the latest practicable date, there were four holders of Volume Holdings' common stock. During our 2001 fiscal year, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

                     VOLUME SERVICES AMERICA HOLDINGS, INC.
                              (Dollars in millions)

STATEMENT OF OPERATIONS DATA                       1997          1998           1999          2000          2001
                                                 --------      --------       --------      --------      ------
Net sales...................................   $    196.0    $    283.4    $    431.5     $    522.5    $    543.1
Depreciation and amortization...............         12.9          18.2          26.8           26.3          24.5
Operating income(a).........................          4.8           8.7          16.5           20.6          19.2
Interest expense............................          7.9          11.3          23.0           26.6          23.4
Loss before income taxes,
    extraordinary item and cumulative
    effect of change in accounting
    principle...............................         (2.8)         (2.2)         (6.1)          (5.5)         (4.0)
Income tax provision (benefit)..............          0.3           1.5          (1.5)          (1.3)         (0.4)
Net loss(b).................................         (3.1)         (5.2)         (5.6)          (4.2)         (3.6)

BALANCE SHEET DATA
Total assets................................        137.8         269.5         278.6          265.7         265.9
Total debt(c)...............................         79.0         161.3         224.0          219.1         224.6
Total stockholders' equity (deficiency).....         25.1          52.2          (2.4)          (6.5)        (10.3)

OTHER DATA
Net cash provided by operating activities...         15.3           2.5          16.1           22.7          24.7
Net cash used in investing activities.......        (31.0)         (5.3)        (25.4)         (12.9)        (29.3)
Net cash provided by (used in) financing
    activities..............................         15.9           6.3          12.8           (7.3)          5.0
EBITDA as defined(d)........................         20.8          32.1          47.1           51.7          48.8
Ratio of earnings to fixed charges(e).......         --            --            --             --            --
         .........
--------------------------------------------

(a) Operating income includes a non-cash charge of $2.5, $1.4, $1.4, $2.5 and $4.8 in fiscal years 1997, 1998, 1999, 2000 and 2001, respectively, related to contract termination costs (in fiscal 1997 and 1998), the write-down of long-lived assets identified as impaired and a contract loss provision (in fiscal 1999) and the write-down of long-lived assets identified as impaired (in fiscal 2000 and 2001). Operating income for fiscal years 1997, 1998, 1999, 2000 and 2001 includes management fees paid to equity owners of $0.3, $0.3, $0.4, $0.4 and $0.4, respectively.

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

         o for fiscal year 2001, $4.8 of non-cash charges related to the write-down of impaired assets for certain contracts and $0.1 in non-cash compensation expense.

         o   for fiscal 1997, 1998, 1999, 2000 and 2001, $0.3, $0.3, $0.4, $0.4
             and $0.4, respectively, for management fees paid to equity owners.

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

(e) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $2.8, $2.2, $6.1, $5.5 and $4.0 for fiscal years 1997, 1998, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 2001 COMPARED TO FISCAL 2000

         Net Sales - In fiscal 2001, net sales increased 3.9% or $20.6 million as compared to fiscal 2000. The increase was primarily due to net new accounts (approximately 5%) and an increase in MLB sales (approximately 3%). The Company commenced operations at seventeen new accounts during fiscal 2001 including one NFL stadium and six minor league baseball facilities generating additional revenues of $34.8 million. Partially offsetting this was the loss of $9.2 million in net sales associated with the closure of several accounts. The Company's increase in MLB sales of $14.8 million was primarily driven by results at three accounts where the tenant teams had highly successful seasons resulting in higher attendance and per capita spending.

         The increases were, in part, offset by a decline in NFL sales of $6.5 million (excluding one new facility) due primarily to four fewer post season NFL games in fiscal 2001 and the postponement of four NFL games until fiscal 2002 as a result of the September 11, 2001 terrorist attacks. Additionally, at two of the NFL facilities the Company services, non-NFL sales declined approximately

$4.9 million as a result of fewer concerts and other ancillary events. Sales at our convention center accounts which were adversely impacted by the general economic slowdown and the events of September 11, 2001, declined $9.8 million. We estimate that the impact of September 11, 2001 reduced our consolidated net sales approximately 2% in fiscal 2001 from the level we would have expected absent such conditions.

         Cost of sales - Cost of sales as a percentage of net sales increased 1% from fiscal 2000. The primary components of the increase were higher commission costs associated with an increase in sales at accounts with higher commission rates and a change in the sales mix to products with higher commission structures at certain accounts.

         Selling, general and administrative expenses - Selling, general and administrative expenses declined as a percentage of net sales as a result of effective cost controls.

         Depreciation and amortization - Depreciation and amortization declined $1.8 million from fiscal 2000. The decrease was primarily due to a decline in amortization which was the result of the expiration of the initial contract term of certain service contracts.

         Transaction related expenses - Non-recurring strategic corporate costs of $1.1 million were incurred during fiscal 2000. No such expenses were incurred in 2001.

         Contract related losses - Contract related losses of $4.8 million for fiscal 2001 reflects an impairment charge of $2.3 million for equipment, leasehold improvements and location contracts at certain contracts which the Company intends to continue operating. Additionally, the Company wrote off $2.5 million of other assets primarily representing long term receivables related to one of the Company's customers which filed for Chapter 11 Bankruptcy. The Company is currently still operating at the location; however, our ability to continue to operate at this account depends on the final outcome of contract negotiations and the bankruptcy proceedings. The Company has approximately $600,000 in equipment and leasehold improvements recorded for this location. Management is unable to predict the ultimate outcome or whether there will be additional losses related to this contract. Contract related losses of $2.5 million in the prior year period includes an impairment charge of approximately $1.5 million relating to certain contracts which the Company continues to operate and a $0.7 million charge for the write-off of a customer receivable and $0.3 million in related legal fees for a terminated service contract.

         Operating income - Operating income declined $1.4 million from fiscal 2000 primarily due to the factors discussed above. We estimate that the impact of September 11, 2001 reduced our operating income approximately 8% in fiscal 2001 from the level we would have expected absent such conditions.

         Interest expense - Interest expense declined $3.1 million from fiscal 2000 chiefly associated with lower interest rates on the Company's adjustable rate debt.

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

LIQUIDITY AND CAPITAL RESOURCES

         For fiscal 2001, net cash provided by operating activities was $24.7 million as compared to $22.7 million in fiscal 2000. The $2.0 million increase was primarily due to lower interest costs and a decline in working capital partially offset by a decrease in income from operations.

         Net cash used in investing activities was $29.3 million in fiscal 2001 compared to $12.9 million in the prior year period. The $16.4 million increase in cash used in investing activities primarily reflects a higher level of investment in contract rights and property and equipment associated with new accounts in fiscal 2001.

         Net cash provided by financing activities was $5.0 million in fiscal 2001 as compared to $7.3 million used in financing activities in fiscal 2000. The change primarily reflects net borrowings of $6.8 million borrowed under the Company's revolving credit facility used primarily to finance capital investments as compared to the $3.5 million in net repayments in fiscal 2001. Additionally, bank overdrafts declined $.5 million compared to $2.4 million in fiscal 2000.

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

         At January 1, 2002, $50.2 million of the revolving credit facility was available to be borrowed under our credit facility. At that date, there were $12.8 million in outstanding borrowings and $12.0 million of outstanding, undrawn letters of credit reducing availability.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We are currently committed under client contracts to fund capital investments of approximately $11.3 million and $1.2 million in 2002 and 2003, respectively. We anticipate total capital investment of $47.0 million in fiscal 2002.

NEW ACCOUNTING STANDARDS

         The Company adopted SFAS 141 ("SFAS 141") "Business Combinations" as of July 4, 2001. SFAS 141 requires, among other things, the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. The adoption of SFAS 141 had no significant impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and trademark amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the Company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company is currently evaluating the impact of the transitional goodwill impairment test required by SFAS 142.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 will be effective for the Company on January 2, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS 144 on its financial position and results of operations.

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

          o    any future changes in management;

          o    the risk of weaker economic conditions within the United States;

          o    the risk of events similar to those of September 11, 2001;

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


                                 January 1, 2002
                                                                                                                Fair
                                                                                                               Value
                                  2002      2003      2004      2005       2006      Thereafter     Total      1/1/02
                                  ----      ----      ----      ----       ----      ----------     -----      ------

Long-term debt:                                  (In Millions)

    Variable rate:........      $   1.2   $  1.2    $  9.2    $   1.2   $  106.8     $   --       $ 119.6    $ 119.6

    Average interest rate:          6.25%    6.25%     6.25%      6.25%      6.25%        6.25%

    Fixed rate:...........      $   0     $   0     $   0     $   0     $   0        $  100.0     $ 100.0    $  95.0

    Average interest rate:       11.25%    11.25%    11.25%    11.25%    11.25%

Short-term debt:

    Variable rate:              $ 4.8                                                             $   4.8

    Average interest rate:        5.61%






ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



VOLUME SERVICES AMERICA HOLDINGS, INC.


TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 PAGE

INDEPENDENT AUDITORS' REPORT                                                                                     17

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 2, 2001
   AND JANUARY 1, 2002:
   Consolidated Balance Sheets                                                                                 18-19
   Consolidated Statements of Operations and Comprehensive Loss                                                   20
   Consolidated Statements of Stockholders' Deficiency                                                            21
   Consolidated Statements of Cash Flows                                                                       22-23
   Notes to Consolidated Financial Statements                                                                  24-43






INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Volume Services America Holdings, Inc.:

We have audited the accompanying balance sheets of Volume Services America Holdings, Inc. and subsidiaries (collectively the "Company") as of January 2, 2001 and January 1, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the three years in the period ended January 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2001 and January 1, 2002, and the results of its operations and cash flows for each of the three years in the period ended January 1, 2002 in conformity with accounting principles generally accepted in the United States of America.



March 8, 2002


VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2001 AND JANUARY 1, 2002 (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                        January 2,        January 1,
ASSETS                                                                                     2001              2002

CURRENT ASSETS:
  Cash and cash equivalents                                                             $     14,726       $    15,142
  Accounts receivable, less allowance for doubtful accounts of $876 and
    $984 at January 2, 2001 and January 1, 2002, respectively                                 19,386            18,386
  Merchandise inventories                                                                     11,524            13,221
  Prepaid expenses and other                                                                   2,524             2,469
  Deferred tax asset                                                                           2,064               701
                                                                                        ------------       -----------
           Total current assets                                                               50,224            49,919
                                                                                        ------------       -----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                      47,036            47,548
  Merchandising equipment                                                                     43,746            46,410
  Vehicles and other equipment                                                                 7,473             8,426
  Construction in process                                                                        203               176
                                                                                        ------------       -----------
           Total                                                                              98,458           102,560
  Less accumulated depreciation and amortization                                             (35,770)          (44,772)
                                                                                        ------------       -----------
           Property and equipment, net                                                        62,688            57,788
                                                                                        ------------       -----------

OTHER ASSETS:
  Contract rights, net                                                                        70,793            80,680
  Cost in excess of net assets acquired, net                                                  48,228            46,457
  Deferred financing costs, net                                                                9,948             8,517
  Trademarks, net                                                                             17,735            17,049
  Deferred tax asset                                                                             -                  32
  Other                                                                                        6,080             5,458
                                                                                        ------------       -----------
           Total other assets                                                                152,784           158,193
                                                                                        ------------       -----------

TOTAL ASSETS                                                                            $    265,696       $   265,900
                                                                                        ============       ===========




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED BALANCE SHEETS (CONTINUED)
JANUARY 2, 2001 AND JANUARY 1, 2002 (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        January 2,        January 1,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                   2001              2002

CURRENT LIABILITIES:
  Short-term note payable                                                                  $  1,000          $  4,750
  Current maturities of long-term debt                                                        1,150             1,150
  Current maturities of capital lease obligation                                                225               267
  Accounts payable                                                                           14,838            14,977
  Accrued salaries and vacations                                                              8,707             8,546
  Liability for insurance                                                                     2,522             2,934
  Accrued taxes, including  income taxes                                                      2,536             3,235
  Accrued commissions and royalties                                                          12,332            11,901
  Accrued interest                                                                            4,005             3,847
  Other                                                                                       3,164             4,439
                                                                                           --------           -------
           Total current liabilities                                                         50,479            56,046
                                                                                           --------           -------

LONG-TERM LIABILITIES:
  Long-term debt                                                                            216,550           218,400
  Capital lease obligation                                                                      191                 -
  Deferred income taxes                                                                       2,242                 -
  Liability for insurance                                                                     1,608               838
  Other liabilities                                                                           1,135               876
                                                                                            -------           -------
           Total long-term liabilities                                                      221,726           220,114
                                                                                            -------           -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized:  1,000 shares; issued:
      526 shares; outstanding:  332 shares                                                        -                 -
  Additional paid-in capital                                                                 66,754            66,852
  Accumulated deficit                                                                       (22,462)          (26,062)
  Accumulated other comprehensive loss                                                         (262)             (471)
  Treasury stock - at cost (194 shares)                                                     (49,500)          (49,500)
  Loans to related parties                                                                   (1,039)           (1,079)
                                                                                           --------          --------
          Total stockholders' deficiency                                                     (6,509)          (10,260)
                                                                                           --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $265,696          $265,900
                                                                                           ========          ========


See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 28, 1999, JANUARY 2, 2001 AND JANUARY 1, 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


                                                   December 28,       January 2,        January 1,
                                                    1999                 2001              2002

Net sales                                          $   431,453          $   522,533       $   543,113
Cost of sales                                          342,489              424,160           446,596
Selling, general and administrative                     42,713               47,860            48,108
Depreciation and amortization                           26,815               26,300            24,492
Transaction related expenses                             1,529                1,105               -
Contract related losses                                  1,422                2,524             4,762
                                                   -----------          -----------        ----------

Operating income                                        16,485               20,584            19,155
Interest expense                                        23,029               26,577            23,429
Other income, net                                         (476)                (486)             (242)
                                                   -----------          -----------        ----------

Loss before income taxes                                (6,068)              (5,507)           (4,032)
Income tax benefit                                      (1,549)              (1,288)             (432)
                                                   -----------          -----------        ----------

Loss before extraordinary item and
  cumulative effect of change in accounting
  principle                                             (4,519)              (4,219)           (3,600)
Extraordinary loss on debt extinguishment,
  net of taxes                                            (873)                   -                 -
Cumulative effect of change in accounting
  principle, net of taxes                                 (256)                   -                 -
                                                   -----------          -----------        ----------

Net loss                                                (5,648)              (4,219)           (3,600)
Other comprehensive loss - foreign currency
  translation adjustment                                  (131)                 (64)             (209)
                                                   -----------          -----------        ----------

Comprehensive loss                                 $    (5,779)         $    (4,283)       $   (3,809)
                                                   ===========          ===========        ==========


See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 28, 1999, JANUARY 2, 2001 AND JANUARY 1, 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    Accumulated
                                                                       Additional       Other                Loans to
                                    Common         Common     Paid-in  Accumulated  Comprehensive Treasury    Related
                                    Shares         Stock      Capital    Deficit        Loss       Stock      Parties     Total

BALANCE, DECEMBER 29, 1998              526         $   -     $ 66,474  $ (12,595)  $   (67)     $      -   $ (1,571)   $  52,241
  Stock redemption                     (194)            -            -          -         -       (49,500)         -      (49,500)
  Loans to related parties                -             -            -          -         -             -       (912)        (912)
  Repayment of investor notes             -             -            -          -         -             -      1,564        1,564
  Foreign currency translation            -             -            -          -      (131)            -          -         (131)
  Net loss                                -             -            -     (5,648)        -             -          -       (5,648)
                                     ------         -----     --------  ---------    ------      --------   --------    ---------

BALANCE, DECEMBER 28, 1999              332             -       66,474    (18,243)     (198)      (49,500)      (919)      (2,386)
  Noncash compensation                    -             -          280          -         -             -          -          280
  Loans to related parties                -             -            -          -         -             -       (120)        (120)
  Foreign currency translation            -             -            -          -       (64)            -          -          (64)
  Net loss                                -             -            -     (4,219)        -             -          -       (4,219)
                                     ------         -----     --------  ---------     ------     ---------   --------    ---------

BALANCE, JANUARY 2, 2001                332             -       66,754    (22,462)     (262)      (49,500)    (1,039)      (6,509)
  Noncash compensation                    -             -           98          -         -             -          -           98
  Loans to related parties                -             -            -          -         -             -        (40)         (40)
  Foreign currency translation            -             -            -          -      (209)            -          -         (209)
  Net loss                                -             -            -     (3,600)        -             -          -       (3,600)
                                     ------         -----     --------  ---------    ------     ---------   --------    ---------

BALANCE, JANUARY 1, 2002                332         $   -     $ 66,852  $ (26,062)   $ (471)    $ (49,500)  $ (1,079)   $ (10,260)
                                     ======         =====     ========  =========    ======     =========   ========    =========


See notes to consolidated financial statements




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 1999, JANUARY 2, 2001 AND JANUARY 1, 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      YEARS ENDED
                                                                     ----------------------------------------------
                                                                     December 28,      January 2,        January 1,
                                                                        1999              2001              2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $    (5,648)       $ (4,219)        $ (3,600)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Extraordinary item                                                       873               -                -
    Cumulative effect of change in accounting principle                      256               -                -
    Depreciation and amortization                                         26,815          26,300           24,492
    Amortization of deferred financing costs                               1,475           1,511            1,431
    Contract related losses                                                1,422           2,220            4,762
    Noncash compensation                                                       -             280               98
    Deferred tax change                                                   (3,267)         (1,158)            (911)
    Gain on disposition of assets                                            (13)           (256)             (37)
    Other                                                                   (131)            (64)            (209)
    Changes in assets and liabilities acquisition:
      Decrease (increase) in assets:
        Accounts receivable                                                  855          (3,218)             767
        Merchandise inventories                                           (1,362)           (577)          (1,697)
        Prepaid expenses                                                  (2,577)          2,407               55
        Other assets                                                        (639)         (1,798)          (1,612)
      Increase (decrease) in liabilities:
        Accounts payable                                                  (4,857)             74              593
        Accrued salaries and vacations                                      (466)            657             (161)
        Liability for insurance                                           (1,609)            574             (358)
        Other liabilities                                                  4,963             (49)           1,126
                                                                      ----------        --------         --------

           Net cash provided by operating activities                      16,090          22,684           24,739
                                                                      ----------        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (10,418)         (6,399)          (8,052)
  Proceeds from sale of property and equipment                               887             965              139
  Purchase of contract rights                                            (15,882)         (7,477)         (21,367)
                                                                      ----------        --------         --------

           Net cash used in investing activities                         (25,413)        (12,911)         (29,280)
                                                                      ----------        --------         --------




VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 28, 1999, JANUARY 2, 2001 AND JANUARY 1, 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        YEARS ENDED
                                                                       -------------------------------------------------
                                                                        December 28,       January 2,         January 1,
                                                                           1999              2001               2002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings - revolving loans                                      $    9,500          $  (3,500)         $   6,750
  Principal payments on long-term debt                                     (46,650)            (1,150)            (1,150)
  Proceeds from long-term debt                                             100,000                  -                  -
  Payments of financing costs                                               (6,600)                 -                  -
  Principal payments on capital lease obligations                             (189)              (206)              (149)
  Increase (decrease) in bank overdrafts                                     5,563             (2,352)              (454)
  Net increase (decrease) in loans to related parties                          652               (120)               (40)
  Redemption of stock                                                      (49,500)                 -                  -
                                                                        ----------          ---------          ---------

           Net cash provided by (used in) financing activities              12,776             (7,328)             4,957
                                                                        ----------          ---------          ---------

INCREASE IN CASH                                                             3,453              2,445                416

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                          8,828             12,281             14,726
                                                                        ----------          ---------          ---------

  End of year                                                           $   12,281          $  14,726          $  15,142
                                                                        ==========          =========          =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                         $   17,790          $  24,934          $  22,155
                                                                        ==========          =========          =========
  Income taxes paid                                                     $      578          $     391          $     696
                                                                        ==========          =========          =========


See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1999, JANUARY 2, 2001 AND JANUARY 1, 2002
--------------------------------------------------------------------------------



1.    GENERAL

      Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company") is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Holdings' financial information is therefore substantially the same as that of Volume Services America. Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"). The Company is owned by its senior management, Blackstone Capital Partners II Merchant Banking Fund, L.P. ("BCP II"), and General Electric Capital Corporation ("GE Capital"). GE Capital controlled
      36.4 percent of the Company at January 1, 2002. As of January 1, 2002, the remainder of the Company's capital stock was owned by BCP II through its limited partnerships, BCP Volume L.P. and BCP Offshore Volume L.P. ("Blackstone") (59.4 percent) and by current and former management employees of the Company (4.2 percent).

      At January 1, 2002, the Company had approximately 128 contracts to provide specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. Contracts to provide these services were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.

      FISCAL YEAR - The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 1999 and 2001 fiscal years consisted of 52 weeks and fiscal year 2000 contained 53 weeks.

      CASH AND CASH EQUIVALENTS - The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash.

      REVENUE RECOGNITION - The Company typically enters into one of three types of contracts: 1) profit and loss contracts, 2) profit sharing contracts, and 3) management fee contracts. Under profit and loss and profit-sharing contracts, revenue from food and beverage concessions and catering contract food services is recognized as net sales when the services are provided. Management fee contracts provide the Company with a fixed fee or a fixed fee plus an incentive fee and the Company bears no profit or loss risk. Fees received for management fee contracts are included in net sales when earned.

      The aggregate amount of sales recognized by the Company and sales collected on behalf of others under management fee contracts from services provided to the end users of the products is defined as "managed revenues." The Company's total managed revenues for fiscal years 1999, 2000 and 2001 were approximately $452,679,000, $542,324,000 and
      $554,677,000, respectively.

      MERCHANDISE INVENTORIES - Merchandise inventories consist of food, beverage, team and other merchandise. Inventory is valued primarily at the lower of cost or market, determined on the first-in, first-out basis.

      DEPRECIATION - Property and equipment is stated at cost and is depreciated on the straight-line method over the lesser of the estimated useful life of the asset and the term of the contract at the site where such property and equipment is located. Following are the estimated useful lives of the property and equipment:

      o Leasehold improvements - generally 10 years - limited by the lease term or contract term, if applicable

      o Merchandising equipment - generally 5 to 10 years limited by the contract term, if applicable

      o Vehicles and other equipment - generally 2 to 10 years limited by the contract term, if applicable

      CONTRACT RIGHTS - Contract rights, net of accumulated amortization, consist primarily of certain directly attributable costs incurred by the Company in obtaining or renewing contracts with clients and the adjustment to fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs for the Company are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company. Accumulated amortization was approximately $29,789,000 at January 2, 2001 and $35,321,000 at January 1, 2002.

      COST IN EXCESS OF NET ASSETS ACQUIRED - Cost in excess of net assets acquired (goodwill) is being amortized on the straight-line basis over 30 years. Accumulated amortization was approximately $4,977,000 at January 2, 2001 and $6,748,000 at January 1, 2002.

      TRADEMARKS - Trademarks are being amortized on a straight-line basis over 30 years. Accumulated amortization was approximately $2,865,000 at January 2, 2001 and $3,551,000 at January 1, 2002.

      DEFERRED FINANCING COSTS - Deferred financing costs are being amortized as interest expense over the life of the respective debt using the interest method. Accumulated amortization was approximately $3,062,000 at January 2, 2001 and $4,492,000 at January 1, 2002.

      IMPAIRMENT OF LONG-LIVED ASSETS AND CONTRACT LOSSES - The Company reviews long-lived assets and contract assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Accordingly, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, such as property, and certain identifiable intangibles, is based on the estimated fair value of the asset determined by future discounted net cash flows.

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

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the Financial Accounting Standards Board ("FASB") Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for the Company on January 3, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. The adoption of SFAS No. 133 had an insignificant impact on the Company's financial position.

      The Company is exposed to fluctuations in the fair value of certain liabilities. The Company uses derivative financial instruments such as interest rate swap agreements to manage exposure to fluctuations in the fair value of its fixed-rate debt instruments.

      The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

      INSURANCE - At the beginning of fiscal 1999, the Company adopted a premium-based insurance program for general liability, automobile liability and workers' compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability and workers' compensation risks, supplemented by stop-loss type insurance policies. Management determines its estimate of the reserve for self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 4.92 percent and 5.11 percent at January 2, 2001 and 2.17 percent and 5.07 percent at January 1, 2002), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at January 2, 2001 and January 1, 2002 were $2,755,000 and $2,061,000, respectively. The related undiscounted amounts were $3,256,000 and $2,184,000, respectively.

      The Company became self-insured for employee health insurance in December 1999. Prior to December 1999, the Company had a premium-based insurance program. The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 2, 2001 and January 1, 2002 was $793,000 and $951,000, respectively.

      CASH OVERDRAFTS - The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling $7,068,000 and $6,614,000 at January 2, 2001 and January 1, 2002,
      respectively.

      FOREIGN CURRENCY - The balance sheet and results of operations of the Company's Canadian subsidiary (a subsidiary of Service America) are measured using the local currency as the functional currency. Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period. The exchange gains and losses arising on transactions are charged to income as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in accumulated other comprehensive loss. These amounts were not significant for any period reported.

      TRANSACTION RELATED EXPENSES - Transaction related expenses in fiscal year 1999 primarily include personnel costs, rental costs and professional fees associated with downsizing Service America Corporation's Stamford, Connecticut office. Transaction related expenses in fiscal year 2000 consist primarily of nonrecurring strategic corporate costs.

      INCOME TAXES - The provision for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

      SEGMENT REPORTING - The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

      RECLASSIFICATIONS - Certain amounts in 1999 and 2000 have been reclassified, where applicable, to conform to the financial statement presentation used in 2001.

      NONCASH COMPENSATION - The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation.

      NEW ACCOUNTING STANDARDS - The Company adopted SFAS 141 ("SFAS 141") "Business Combinations" as of July 4, 2001. SFAS 141 requires, among other things, the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. The adoption of SFAS 141 had no significant impact on the Company's financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which is effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and trademark amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the Company complete a transitional impairment test six months from the date of adoption and then annually thereafter. The Company is currently evaluating the impact of the transitional impairment test required by SFAS 142. Goodwill and trademark amortization (pre-tax) was approximately $2,504,000, $2,458,000, and $2,458,000 for fiscal years 1999, 2000 and 2001, respectively.

      In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseded SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 will be effective for the Company on January 2, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS 144 on its financial position and results of operations.


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


4.    SIGNIFICANT RISKS AND UNCERTAINTIES

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for self-insured claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

      Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company's customer base and their dispersion across different geographic areas. For the fiscal years ended December 28, 1999, January 2, 2001 and January 1, 2002, the Company had one customer that accounted for approximately 11.1 percent, 9.8 percent, and 10.0 percent of operating revenues, respectively.

      The Company's revenues and earnings are dependent on various factors such as attendance levels and the number of games played by the professional football and baseball teams which are tenants at facilities serviced by the Company, which can be favorably impacted if the teams qualify for post-season play, or adversely affected if there are stoppages such as strikes by the teams.

5.    DEBT

      Long-term debt consists of the following (in thousands):

                                                         2000            2001

        Term B borrowings                             $ 112,700       $ 111,550
        Revolving loans                                   5,000           8,000
        Senior subordinated notes                       100,000         100,000
                                                      ---------       ---------
                                                        217,700         219,550
        Less - current portion of long-term debt         (1,150)         (1,150)
                                                      ---------       ---------

        Total long-term debt                          $ 216,550       $ 218,400
                                                      =========       =========


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

      Installments of Term Loan B are due in consecutive quarterly installments on the last day of each fiscal quarter with 25 percent of the following annual amounts being paid on each installment date: $1,150,000 in each year from 2002 through 2005, and $106,950,000 in 2006.

      The Revolving Credit Facility allows the Company to borrow up to $75,000,000 and includes a sub-limit of $35,000,000 for letters of credit which reduce availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for Swingline Loans. Revolving Loans must be repaid at the Revolving Credit Facility maturity date and Swingline Loans must be either repaid within one month or converted to Revolving Loans. The Revolving Credit Facility will mature on December 3, 2004. At January 1, 2002, $12,750,000 was outstanding under the Revolving Credit Facility, consisting of $8,000,000 in Revolving Loans and $4,750,000 in Swingline Loans (included in short-term note payable), and approximately $12,039,000 of letters of credit were outstanding but undrawn.

      Borrowings under the credit agreement bear interest at floating rates based upon the interest rate option elected by the Company and the Company's leverage ratio. The weighted average interest rates at January 2, 2001 were 10.25 percent for Term Loan B and 11.5 percent for the Revolving Credit Facility. The weighted average interest rates at January 1, 2002 were 6.38 percent for Term Loan B and 5.61 percent for the Revolving Credit Facility.

      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. The credit agreement contains covenants that require the Company to comply with certain financial covenants, including a maximum net leverage ratio, an interest coverage ratio and a minimum consolidated cash net worth test, as defined. At January 1, 2002, the Company was in compliance with all covenants. In addition, Volume Services America is restricted in its ability to pay dividends and other restricted payments in an amount greater than approximately $49,500,000 at January 1, 2002.

      SENIOR SUBORDINATED NOTES - On March 4, 1999, Volume Services America completed a private placement of 11-1/4 percent Senior Subordinated Notes in the aggregate principal amount of $100 million. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which have been registered under the Securities Act of 1933. The notes mature on March 1, 2009 and interest is payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes are unsecured, are subordinated to all the existing debt and any future debt of Volume Services America, rank equally with all of the other Senior Subordinated debt of Volume Services America, and senior to all of Volume Services America's existing and subordinated debt. Furthermore, the debt is guaranteed by the Company and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.

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

      Aggregate annual maturities of long-term debt at January 1, 2002 are as follows (in thousands):

        2002                                                     $   1,150
        2003                                                         1,150
        2004                                                         9,150
        2005                                                         1,150
        2006                                                       106,950
        Thereafter                                                 100,000
                                                                 ---------

        Total                                                    $ 219,550
                                                                 =========



6.    CAPITAL LEASE OBLIGATION

      The Company is obligated to make minimum lease payments under a capital lease agreement. The following is a schedule of future minimum lease payments under the capital lease as of January 1, 2002 (in thousands):

        2002                                                        $ 279
        Less - amount representing interest                           (12)
                                                                    -----

        Total capital lease obligation                              $ 267

      Under the terms of the lease agreement, certain equipment is pledged to secure performance as follows (in thousands):

        Equipment                                                   $ 914
        Accumulated depreciation                                     (343)
                                                                    -----

        Total                                                       $ 571
                                                                    =====

7.    INCOME TAXES

      The components of deferred taxes are (in thousands):

                                                                                                2000            2001

       Deferred tax liabilities:
        Intangibles (goodwill, contract rights and trademarks)                                $ (6,711)      $ (6,509)
        Other                                                                                     (455)        (1,130)
                                                                                              --------       --------
                                                                                                (7,166)        (7,639)
                                                                                              --------       --------
       Deferred tax assets:
        Difference between book and tax basis of property                                        1,129              2
        Bad debt reserves                                                                          334            291
        Inventory reserves                                                                         203            144
        Other reserves and accrued liabilities                                                   2,789          4,692
        General business and AMT credit carryforwards                                              822          3,499
        Accrued compensation and vacation                                                          954            980
        Net operating loss carryforward                                                            757          1,021
                                                                                              --------       --------
                                                                                                 6,988         10,629
       Valuation allowance                                                                                     (2,257)
                                                                                                             --------
                                                                                                 6,988          8,372

       Net deferred tax asset (liability)                                                     $   (178)      $    733
                                                                                              ========       ========


       Net deferred tax liability is recognized as follows in the accompanying 2000 and 2001 consolidated balance sheets:
        Current deferred tax asset                                                            $  2,064        $   701
        Noncurrent deferred tax asset (liability)                                               (2,242)            32
                                                                                              --------        -------

       Net deferred tax asset (liability)                                                     $   (178)       $   733
                                                                                              ========        =======


      At January 1, 2002, the Company has approximately $15,105,000 of net operating loss carryforwards, $7,754,000 of which are from the acquisition of Service America. These carryforwards expire in varying amounts beginning in years 2004 through 2020. The Company's future ability to utilize the acquired Service America net operating loss carryforward is limited to some extent by Section 382 of the Internal Revenue Code of 1986, as amended. At January 1, 2002, the Company has approximately $5,212,000 of tax credit carryforwards. These tax credit carryforwards resulted primarily from wage credits generated pursuant to a review of prior year returns. These carryforwards expire in varying amounts beginning in years 2005 through 2021.

      At January 1, 2002, the Company established a valuation allowance of $2,257,000 related to net operating losses and credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these net operating losses and credit carryovers. These carryovers are dependent upon future income.

      Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

      The benefit for income taxes is as follows (in thousands):

                                                                          Fiscal Year Ended
                                                   --------------------------------------------------------------
                                                       December 28,          January 2,            January 1,
                                                          1999                  2001                  2002

       Current provision (benefit)                       $  1,718              $   (130)            $  478
       Deferred benefit                                    (3,267)               (1,158)              (910)
                                                         --------              --------             ------

       Total benefit for income taxes                    $ (1,549)             $ (1,288)            $ (432)
                                                         ========              ========             ======


      The difference between the statutory federal income tax rate and the effective tax rate on net loss is as follows:

                                                                                  Fiscal Year Ended
                                                      ----------------------------------------------------------
                                                          December 28,          January 2,           January 1,
                                                             1999                  2001                 2002

      Statutory rate                                          (34)%                (34)%                (34)%
      Differences:
        State income taxes                                     (3)                  (1)                  11
        Nondeductible expenses (meals and
         entertainment)                                         1                    4                    2
        Adjustment to valuation allowance                       -                    -                   56
        Goodwill                                                8                    9                   13
        Federal tax credits                                    (2)                  (1)                 (56)
        Foreign tax reserve                                     3                    -                    -
        Other                                                   1                    -                   (3)
                                                              ----                 ----                 ----

      Total benefit for income taxes                          (26)%                (23)%                (11)%
                                                              =====                =====                =====



8.    EQUITY TRANSACTIONS

      STOCK REDEMPTION - From the proceeds of the Senior Subordinated Notes described in Note 5, Volume Services America paid a $50,000,000 dividend in 1999 to Volume Holdings. Volume Holdings used the proceeds to redeem 194 shares of its common stock (the "Stock Redemption") and to repay a $500,000 note in favor of GE Capital.

      LOANS TO RELATED PARTIES - At January 2, 2001 and January 1, 2002, the Company has made loans to VSI Management Direct L.P. and another partnership which hold a direct and an indirect ownership, respectively, in the Company. The loans were used to fund the repurchase of partnership interests from former members of management. Accordingly, these amounts have been included as a reduction to stockholders' equity.

      NONCASH COMPENSATION - During fiscal 2000, certain management employees purchased units in two partnerships that have an indirect ownership in the Company. These purchases were financed with nonrecourse loans. The terms of the purchase agreements are such that the issuance of these units is a variable plan, which requires the Company to revalue the units at each measurement date for changes in the fair value of the units. The related compensation expense is recorded in selling, general, and administrative expenses in the statement of operations and comprehensive loss, for fiscal years 2000 and 2001. Had compensation costs been determined as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net earnings would not have been significant.


9.    INTEREST RATE HEDGING ARRANGEMENTS

      Effective April 15, 1999, the Company entered into an interest cap transaction with the Union Bank of California ("UBOC") for a $10,000,000 notional amount for $4,200. The interest rate cap protected the Company if the three-month LIBOR exceeds 7.5 percent through January 16, 2001.

      The Company entered into an interest rate swap transaction on April 16, 1999 with UBOC for a $30,000,000 notional amount with no up front cost. This swap provided that the Company pay UBOC one-month LIBOR and that UBOC pay the Company 5.375 percent each month until April 20, 2001. On October 20, 1999, the Company sold an interest rate floor on this swap to UBOC and received $34,000. The interest rate floor was marked-to-market. Consequently, in the event that one-month LIBOR was less than 5.375 percent the Company would pay 5.375 percent.

      All interest rate hedging arrangements expired in fiscal 2001.


10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of financial instruments and related underlying assumptions are as follows:

      LONG-TERM DEBT - The Company estimates that the carrying value at January 2, 2001 and January 1, 2002 approximates the fair value of the Term Loans and Revolving Credit Facility based upon the variable rate of interest and frequent repricing. The Company estimates the fair value of the Senior Subordinated Notes to be approximately $ 87,000,000 (book value of $100,000,000) at January 2, 2001 and $97,000,000 (book value $100,000,000)
      at January 1, 2002 based on third-party quotations for the same or similar issues.

      INTEREST RATE HEDGING ARRANGEMENTS - At January 2, 2001, the Company estimated the fair values of the interest rate swap, cap and floor as a loss of $114,389, $0 and a loss of $620, respectively. These figures represent the estimated amounts the Company would have paid or received to terminate these financial instrument agreements, as quoted by the financial institution. As of January 1, 2002 all arrangements the Company had been party to have matured.

      CURRENT ASSETS AND CURRENT LIABILITIES - The Company estimates the carrying value of these assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

11.   COMMITMENTS AND CONTINGENCIES

      LEASES AND CLIENT CONTRACTS - The Company operates primarily at its clients' premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $131,056,000, $168,782,000 and $183,324,000 for fiscal years 1999, 2000 and 2001, respectively. Minimum guaranteed commission and royalty expense was approximately $9,955,000, $10,223,000 and $7,016,000 for fiscal years 1999, 2000 and 2001, respectively.

      The Company leases a number of real properties and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases. Rent expense was approximately $1,085,000, $1,080,000 and $961,000 in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

      Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows (in thousands):

                                                                    COMMISSIONS
                                                  OPERATING             AND
       YEAR                                         LEASES           ROYALTIES

       2002                                          $ 389            $  7,610
       2003                                            372               5,851
       2004                                            155               5,211
       2005                                             34               4,651
       2006                                              -               2,406
       Thereafter                                        -                 854
                                                     -----            --------

       Total                                         $ 950            $ 26,583
                                                     =====            ========


      EMPLOYMENT CONTRACTS - The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of January 1, 2002, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $6.0 million.

      COMMITMENTS - Pursuant to its contracts with various clients, the Company is committed to spend approximately $11,307,000 during 2002 and $1,186,000 during 2003 for equipment improvements and location contract rights.

      At January 1, 2002, the Company has $7,468,000 of letters of credit collateralizing the Company's performance and other bonds, and $3,145,000 in letters of credit collateralizing the self-insurance reserves of the Company, and $1,426,000 in other letters of credit.

      CONTINGENCIES - On April 20, 2001 one of the Company's customers filed for Chapter 11 bankruptcy. The Company had approximately $3.2 million of receivables and leasehold improvements recorded at the time of the filings relating to this customer. The proceedings of the filing are in the preliminary stages; however, based on the most recent information, the Company wrote-off $2.5 million of other assets primarily representing long term receivables. The Company had approximately $600,000 in equipment and leasehold improvements recorded at January 1, 2002.

      In July 2000, the Company entered into an agreement to manage an arena in the City of Bridgeport, Connecticut once the City completed its construction. The City recently asserted a claim against the Company of approximately $2.1 million dollars for certain construction charges the City incurred in building the arena. The Company believes that it has a strong defense to the claim.

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


12.   RELATED PARTY TRANSACTIONS

      MANAGEMENT FEES - Certain administrative and management functions are provided to the Company by the Blackstone Group and GE Capital through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $250,000 in fiscal years 1999, 2000 and 2001. GE Capital was paid management fees of $167,000 in fiscal years 1999, 2000 and 2001. Such amounts are included in selling, general and administrative expenses.

      LEASING SERVICES - GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 1999, 2000 and 2001 for such services, net of discounts earned, were approximately $185,000, $165,000 and $95,000, respectively, and are included in selling, general and administrative expenses. The Company also leases equipment from GE Capital under a capital lease (Note 6).

      MANAGEMENT INCENTIVE AGREEMENT - The Company maintains a discretionary incentive plan whereby general managers and senior management personnel qualify for incentive payments in the event that the Company has exceeded certain financial performance targets determined on an annual basis. The Company has accrued approximately $1,597,000 and $1,096,000 in accrued salaries and vacations in the accompanying balance sheets at January 2, 2001 and January 1, 2002, respectively, for such incentives payable to certain general managers and senior management personnel. These amounts are included in selling, general, and administrative expenses.


13.   RETIREMENT PLAN

      Effective February 15, 2000, the Volume Service 401(k) plan was merged into the Service America 40l(k) plan, forming the Volume Services America 401(k) defined contribution plan. This plan covers substantially all Volume Services America employees. Employees may contribute up to 16 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first 6 percent of employee compensation, with an additional discretionary match up to 50 percent. The Company's contributions to the previous individual plans and the combined plan were approximately $178,000 for fiscal 1999, $319,000 for fiscal 2000 and $397,000 in fiscal 2001.

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


14.   CONTRACT RELATED LOSSES

      During fiscal years 1999, 2000 and 2001, several contracts which the Company intends to continue operating were identified as impaired, as the future undiscounted cash flows of each of these contracts was estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract. As such, the carrying values of these contracts were written down to the Company's estimate of fair value based on the present value of the discounted future cash flows. The Company wrote down approximately $573,000 of property and equipment and $448,000 of contract rights in fiscal 1999 and approximately $976,000 of property and equipment, $221,000 of contract rights and $269,000 of other assets in fiscal 2000. In fiscal 2001, the Company wrote down approximately $2.3 million of property and equipment and contract rights. In addition, the Company recorded an impairment charge of approximately $2.5 million for the write down of other assets, as described in Note 11.

      During fiscal 1999, the Company recorded a loss for an underperforming contract to reserve for the estimated future losses of approximately $401,000.

      On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington LLC (see Note 12). In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payment from either party to the other. As a result, the Company wrote off related assets in the amount of $754,000 and recorded approximately $305,000 in related legal fees.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly operating results for the years ended January 2, 2001 and January 1, 2002 are as follows (in thousands):

       YEAR ENDED                               FIRST         SECOND          THIRD          FOURTH
        JANUARY 2, 2001                        QUARTER        QUARTER        QUARTER         QUARTER          TOTAL

Net sales                                     $80,120       $ 143,637      $ 188,289      $  110,487       $ 522,533
Cost of sales                                  64,243         115,733        151,810          92,374         424,160
Selling, general, and administrative            9,577          13,037         14,235          11,011          47,860
Depreciation and amortization                   6,489           6,686          6,791           6,334          26,300
Transaction related expenses                      770              12              9             314           1,105
Contract related losses                           205           1,809            510               -           2,524
                                              -------       ---------      ---------      ----------       ---------
Operating income (loss)                        (1,164)          6,360         14,934             454          20,584
Interest expense, net                           6,602           6,551          6,773           6,651          26,577
Other income, net                                 (48)           (109)          (135)           (194)           (486)
                                              -------       ---------      ---------      ----------       ---------
Income (loss) before income taxes              (7,718)            (82)         8,296          (6,003)         (5,507)
Income tax provision (benefit)                    124          (2,129)         2,112          (1,395)         (1,288)
                                              -------       ---------      ---------      ----------       ---------

Net income (loss)                             $(7,842)      $   2,047      $   6,184      $   (4,608)      $  (4,219)
                                              =======       =========      =========      ==========       =========


     YEAR ENDED                                FIRST          SECOND          THIRD          FOURTH
      JANUARY 1, 2002                         QUARTER        QUARTER         QUARTER        QUARTER          TOTAL

Net sales                                     $83,194       $157,646        $177,559       $124,714        $543,113
Cost of sales                                  70,972        127,972         143,533        104,119         446,596
Selling, general, and administrative           10,321         12,281          13,155         12,351          48,108
Depreciation and amortization                   6,008          6,077           6,076          6,331          24,492
Contract related losses                             -          3,199             933            630           4,762
                                             --------       --------         -------        -------         -------
Operating income (loss)                        (4,107)         8,117          13,862          1,283          19,155
Interest expense, net                           6,545          6,006           5,554          5,324          23,429
Other income, net                                 (21)           (44)            (91)           (86)           (242)
                                             --------       --------         -------        -------         -------
Income (loss) before income taxes             (10,631)         2,155           8,399         (3,955)         (4,032)
Income tax benefit                                  -              -               -           (432)           (432)
                                             --------       --------         -------        --------        -------

Net income (loss)                            $(10,631)      $  2,155         $ 8,399        $ (3,523)       $(3,600)
                                             ========       ========         =======        ========        =======


16.   NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

      The senior subordinated notes are jointly and severally guaranteed by the Company and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidated financial statements of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of and for the periods ended January 2, 2001 and January 1, 2002 (in the case of the balance sheet) and for the years ended December 28, 1999, January 2, 2001 and January 1, 2002 (in the case of the statement of operations and the cash flows):

      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS,
      YEAR ENDED DECEMBER 28, 1999 (IN THOUSANDS)

                                                     COMBINED         COMBINED
                                        PARENT       GUARANTOR      NON-GUARANTOR
                                        COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED

Net sales                                  $ -       $ 402,150        $ 29,303            $ -         $ 431,453
Cost of sales                                -         318,627          23,862              -           342,489
Selling, general, and administrative         -          39,123           3,590              -            42,713
Depreciation and amortization                -          24,402           2,413              -            26,815
Transaction related expenses                 -           1,529               -              -             1,529
Contract related losses                      -             972             450              -             1,422
                                     ---------        --------        --------        -------          --------
Operating income (loss)                      -          17,497          (1,012)             -            16,485
Interest expense                             -          23,029               -              -            23,029
Other income, net                            -            (461)            (15)             -              (476)
                                     ---------        --------        --------        -------          --------
Loss before income taxes                     -          (5,071)           (997)             -            (6,068)
Income tax benefit                           -          (1,549)              -              -            (1,549)
                                      --------        --------        --------        -------          --------
Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                       -          (3,522)           (997)             -            (4,519)
Extraordinary item, net of taxes             -            (873)              -              -              (873)
Cumulative effect of change in
  accounting principle, net of taxes         -            (256)              -              -              (256)
Loss in earnings of subsidiaries        (5,648)              -               -          5,648                 -
                                      --------        --------        --------        -------          --------
Net loss                                (5,648)         (4,651)           (997)         5,648            (5,648)
Other comprehensive loss -
  foreign currency                           -               -            (131)             -              (131)
                                      --------        --------        --------        -------          --------

Comprehensive loss                    $ (5,648)       $ (4,651)       $ (1,128)       $ 5,648          $ (5,779)
                                      ========        ========        ========        =======          ========



      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS, YEAR ENDED DECEMBER 28, 1999 (IN THOUSANDS)



                                                                      COMBINED        COMBINED
                                                          PARENT      GUARANTOR     NON-GUARANTOR
                                                          COMPANY   SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED

Cash flows from operating  activities                   $     -      $  11,759        $ 4,331          $ 16,090
                                                        --------     ---------        -------          --------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (9,423)          (995)          (10,418)
  Proceeds from sale of property, plant and equipment          -           887              -               887
  Purchase of contract rights                                  -       (15,221)          (661)          (15,882)
                                                        --------      --------        -------          --------
           Net cash used in investing activities               -       (23,757)        (1,656)          (25,413)
                                                        --------      --------        -------          --------

Cash flows from financing activities:
  Net borrowings - revolving loans                             -         9,500              -             9,500
  Principal payments on long-term debt                         -       (46,650)             -           (46,650)
  Proceeds from long-term debt                                 -       100,000              -           100,000
  Payments of financing costs                                  -        (6,600)             -            (6,600)
  Principal payments on capital lease obligations              -          (189)             -              (189)
  Increase in bank overdrafts                                  -         5,483             80             5,563
  Dividend from subsidiary                                49,500       (49,500)             -                 -
  Redemption of stock                                    (49,500)            -              -           (49,500)
  Increase in loans to related parties                         -           652              -               652
                                                        --------       -------        -------          --------
           Net cash provided by financing activities           -        12,696             80            12,776
                                                        --------       -------        -------          --------

Increase in cash                                               -           698          2,755             3,453
Cash and cash equivalents:
  Beginning of year                                            -         8,692            136             8,828
                                                         -------       -------        -------          --------

  End of year                                            $     -       $ 9,390        $ 2,891          $ 12,281
                                                         =======       =======        =======          ========





      CONSOLIDATING CONDENSED BALANCE SHEET, JANUARY 2, 2001 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                            PARENT        GUARANTOR    NON-GUARANTOR
ASSETS                                      COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents                $      -      $ 14,158        $   568       $      -       $ 14,726
  Accounts receivable                             -        17,272          2,114              -         19,386
  Other current assets                            -        23,791            990         (8,669)        16,112
                                           --------     ---------        -------       --------      ---------
           Total current assets                   -        55,221          3,672         (8,669)        50,224
Property and equipment                            -        59,045          3,643              -         62,688
Contract rights, net                              -        69,506          1,287              -         70,793
Cost in excess of net assets acquired, net        -        48,228              -              -         48,228
Investment in subsidiaries                   (6,509)            -              -          6,509              -
Other assets                                      -        33,738             25              -         33,763
                                           --------     ---------        -------       --------      ---------

Total assets                               $ (6,509)    $ 265,738        $ 8,627       $ (2,160)     $ 265,696
                                           ========     =========        =======       ========      =========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $      -    $        -       $  8,669       $ (8,669)     $       -
  Other current liabilities                       -        48,331          2,148              -         50,479
                                          ---------    ----------       --------       --------      ---------
           Total current liabilities              -        48,331         10,817         (8,669)        50,479
Long-term debt                                    -       216,550              -              -        216,550
Other liabilities                                 -         5,176              -              -          5,176
                                          ---------    ----------       --------       ---------     ---------
           Total liabilities                      -       270,057         10,817         (8,669)       272,205
                                          ---------    ----------       --------       ---------     ---------

Stockholders' deficiency:
  Common stock                                    -             -              -              -              -
  Additional paid-in capital                 66,754        66,754              -        (66,754)        66,754
  Accumulated deficit                       (22,462)      (20,534)        (1,928)        22,462        (22,462)
  Treasury stock and other                  (50,801)      (50,539)          (262)        50,801        (50,801)
                                           --------    ----------       --------       --------      ---------
           Total stockholders' deficiency    (6,509)       (4,319)        (2,190)         6,509         (6,509)
                                           --------    ----------       --------       --------      ---------

Total liabilities and stockholders'
  deficiency                               $ (6,509)   $  265,738       $  8,627       $ (2,160)     $ 265,696
                                           ========    ==========       ========       ========      =========




      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS, YEAR ENDED
      JANUARY 2, 2001 (IN THOUSANDS)

                                                    COMBINED          COMBINED
                                       PARENT      GUARANTOR        NON-GUARANTOR
                                      COMPANY     SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED

Net sales                                   $ -      $ 491,232        $ 31,301            $ -        $ 522,533
Cost of sales                                 -        398,063          26,097              -          424,160
Selling, general, and administrative          -         44,491           3,369              -           47,860
Depreciation and amortization                 -         23,870           2,430              -           26,300
Transaction related expenses                  -          1,105               -              -            1,105
Contract related losses                       -          2,524               -              -            2,524
                                       --------       --------          ------        -------         --------
Operating income (loss)                       -         21,179            (595)             -           20,584
Interest expense                              -         26,577                              -           26,577
Other income, net                             -           (450)            (36)             -             (486)
                                       --------       --------          ------        -------         --------
Loss before income taxes                      -         (4,948)           (559)             -           (5,507)
Income tax benefit                            -         (1,288)              -              -           (1,288)
Loss in earnings of subsidiaries         (4,219)             -               -          4,219                -
                                       --------       --------          ------        -------         --------
Net loss                                 (4,219)        (3,660)           (559)         4,219           (4,219)
Other comprehensive loss
  foreign currency                            -              -             (64)             -              (64)
                                       --------       --------          ------        -------         --------

Comprehensive loss                     $ (4,219)      $ (3,660)         $ (623)       $ 4,219         $ (4,283)
                                       ========       ========          ======        =======         ========


      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS, YEAR ENDED JANUARY 2, 2001 (IN THOUSANDS)

                                                                     COMBINED         COMBINED
                                                          PARENT     GUARANTOR       NON-GUARANTOR
                                                          COMPANY   SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED

Cash flows from operating  activities                       $  -      $ 22,159         $  525         $  22,684
                                                            ----      --------         ------         ---------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (5,877)          (522)           (6,399)
  Proceeds from sale of property, plant and equipment          -           965              -               965
  Purchase of contract rights                                  -        (6,677)          (800)           (7,477)
                                                            ----      --------         ------         ---------
           Net cash used in investing activities               -       (11,589)        (1,322)          (12,911)
                                                            ----      --------         ------         ---------

Cash flows from financing activities:
  Net borrowings - revolving loans                             -        (3,500)             -            (3,500)
  Principal payments on long-term debt                         -        (1,150)             -            (1,150)
  Principal payments on capital lease obligations              -          (206)             -              (206)
  Decrease in bank overdrafts                                  -          (828)        (1,524)           (2,352)
  Decrease in loans to related parties                         -          (120)             -              (120)
                                                            ----      --------         ------          --------
           Net cash used in financing activities               -        (5,804)        (1,524)           (7,328)
                                                            ----      --------         ------          --------

Increase (decrease) in cash                                    -         4,766         (2,321)            2,445
Cash and cash equivalents:
  Beginning of year                                            -         9,392          2,889            12,281
                                                            ----      --------          -----          --------

  End of year                                               $  -      $ 14,158         $  568          $ 14,726
                                                            ====      ========         ======          ========


      CONSOLIDATING CONDENSED BALANCE SHEET, JANUARY 1, 2002 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                           PARENT       GUARANTOR     NON-GUARANTOR
ASSETS                                    COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents                $      -      $ 14,976          $ 166        $     -       $ 15,142
  Accounts receivable                             -        16,471          1,915              -         18,386
  Other current assets                            -        23,667          1,028         (8,304)        16,391
                                           --------     ---------        -------        -------      ---------
           Total current assets                   -        55,114          3,109         (8,304)        49,919
Property and equipment                            -        54,607          3,181              -         57,788
Contract rights, net                              -        79,890            790              -         80,680
Cost in excess of net assets acquired, net        -        46,457              -              -         46,457
Investment in subsidiaries                  (10,260)            -              -         10,260              -
Other assets                                      -        31,050              6              -         31,056
                                           --------     ---------        -------        -------      ---------

Total assets                               $(10,260)    $ 267,118        $ 7,086        $ 1,956      $ 265,900
                                           ========     =========        =======        =======      =========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $      -     $       -        $ 8,304        $(8,304)     $       -
  Other current liabilities                       -        54,901          1,145              -         56,046
                                           --------     ---------        -------        -------      ---------
           Total current liabilities              -        54,901          9,449         (8,304)        56,046
Long-term debt                                    -       218,400              -              -        218,400
Other liabilities                                 -         1,714              -              -          1,714
           Total liabilities                      -       275,015          9,449         (8,304)       276,160
                                           --------     ---------        -------        -------      ---------

Stockholders' deficiency:
  Common stock                                    -             -              -              -              -
  Additional paid-in capital                 66,852        66,852              -        (66,852)        66,852
  Accumulated deficit                       (26,062)      (24,170)        (1,892)        26,062        (26,062)
  Treasury stock and other                  (51,050)      (50,579)          (471)        51,050        (51,050)
                                          ---------     ---------        -------        -------      ---------
           Total stockholders' deficiency   (10,260)       (7,897)        (2,363)        10,260        (10,260)
                                          ---------     ---------        -------        -------      ---------

Total liabilities and stockholders'
  deficiency                              $ (10,260)    $ 267,118        $ 7,086        $ 1,956      $ 265,900
                                          =========     =========        =======        =======      =========


      CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS, YEAR ENDED
      JANUARY 1, 2002 (IN THOUSANDS)

                                                      COMBINED        COMBINED
                                         PARENT       GUARANTOR     NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED

Net sales                              $      -      $ 518,714        $ 24,399       $      -        $ 543,113
Cost of sales                                 -        424,623          21,973              -          446,596
Selling, general, and administrative          -         46,503           1,605              -           48,108
Depreciation and amortization                 -         23,678             814              -           24,492
Transaction related expenses                  -              -               -              -                -
Contract related losses                       -          4,762               -              -            4,762
                                       --------       --------          ------       --------         --------
Operating income (loss)                       -         19,148               7              -           19,155
Interest expense                              -         23,429               -              -           23,429
Other income, net                             -           (213)            (29)             -             (242)
                                       --------       --------          ------       --------         --------
Income (loss) before income taxes             -         (4,068)             36              -           (4,032)
Income tax benefit                            -           (432)              -              -             (432)
Loss in earnings of subsidiaries         (3,600)             -               -          3,600                -
                                       --------       --------          ------       --------         --------
Net income (loss)                        (3,600)        (3,636)             36          3,600           (3,600)
Other comprehensive loss
  foreign currency                            -              -            (209)             -             (209)
                                       --------       --------          ------       --------         --------

Comprehensive loss                     $ (3,600)      $ (3,636)         $ (173)      $  3,600         $ (3,809)
                                       ========       ========          ======       ========         ========


      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS, YEAR ENDED JANUARY 1, 2002 (IN THOUSANDS)

                                                                      COMBINED          COMBINED
                                                           PARENT    GUARANTOR         NON-GUARANTOR
                                                          COMPANY   SUBSIDIARIES       SUBSIDIARIES  CONSOLIDATED

Cash flows from operating  activities                       $  -      $ 24,874          $(135)         $ 24,739
                                                            ----      --------          ------         --------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (7,785)          (267)           (8,052)
  Proceeds from sale of property, plant and equipment          -           139              -               139
  Purchase of contract rights                                  -       (21,367)             -           (21,367)
                                                            ----      --------          -----          --------
           Net cash used in investing activities               -       (29,013)          (267)          (29,280)
                                                            ----      --------          -----          --------

Cash flows from financing activities:
  Net borrowings - revolving loans                             -         6,750              -             6,750
  Principal payments on long-term debt                         -        (1,150)             -            (1,150)
  Principal payments on capital lease obligations              -          (149)             -              (149)
  Decrease in bank overdrafts                                  -          (454)             -              (454)
  Decrease in loans to related parties                         -           (40)             -               (40)
                                                            ----      --------          -----          --------
           Net provided by financing activities                -         4,957              -             4,957
                                                            ----      --------          -----          --------

Increase (decrease) in cash                                    -           818           (402)              416
Cash and cash equivalents:
  Beginning of year                                            -        14,158            568            14,726
                                                            ----      --------          -----          --------

  End of year                                               $  -      $ 14,976          $ 166          $ 15,142
                                                            ====      ========          =====          ========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table provides information about each of our directors and executive officers.

         NAME                                               AGE    POSITION

         John T. Dee.................................       63     Chief Executive Officer and Chairman of the
                                                                   Board of Directors
         Kenneth R. Frick............................       46     Executive Vice President and Chief Financial Officer
         Janet L. Steinmayer.........................       46     Executive Vice President, General Counsel and
                                                                   Secretary
         Howard A. Lipson............................       38     Director
         David Blitzer ..............................       32     Director
         Peter Wallace...............................       27     Director

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

         Janet L. Steinmayer, Executive Vice President, General Counsel and Secretary. Ms. Steinmayer has been General Counsel and Secretary of Volume Services America since August 1998. She served as Vice President from August 1998 to December 2000, when she became Executive Vice President. Ms. Steinmayer has been Corporate Vice President, General Counsel and Secretary of Service America since November 1993. From 1992 to 1993, she was Senior Vice President-- External Affairs and General Counsel of Trans World Airlines, Inc. ("TWA"). From 1990 to 1991, she served as Vice President--Law, Deputy General Counsel and Corporate Secretary at TWA. Ms. Steinmayer was a partner at the Connecticut law firm of Levett, Rockwood & Sanders, P.C. from 1988 to 1990.

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

         Peter Wallace, Director. Mr. Wallace has been associated with the Blackstone Group since 1997 and became an Associate in January 2001. He has been a director of Volume Services America since October 1999.

         The discussion of the amended stockholders' agreement in "Certain Relationships and Related Transactions -- Amended Stockholders' Agreement" below (with respect to the rights of management and various Blackstone entities to appoint directors) and the discussion of the employment agreements in "Executive Compensation" below, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The table below provides information concerning the total compensation of the Chief Executive Officer and all other executive officers of Volume Services America based on 2001 salary and bonuses. These officers are referred to together as the "Named Executives".

                                                                 ANNUAL COMPENSATION
                                                   ------------------------------------------------
                                                                                 OTHER ANNUAL            ALL OTHER
                                            YEAR      SALARY     BONUS(1)       COMPENSATION(2)        COMPENSATION
                                            ----      ------     --------       ---------------        ------------
John T. Dee
Chief Executive Officer and Chairman of
the Board of Directors                      2001        $487,509    $187,700                               $107,983 (3)
                                            2000        $489,918    $137,500                    --            5,912
                                            1999         467,354     137,895                    --            7,497
Kenneth R. Frick
Executive Vice President and Chief
Financial Officer                           2001        $215,396     $88,200                                 $8,538 (4)
                                            2000         206,635      50,000                    --            2,370
                                            1999         194,808      40,000                    --            2,852
Janet L. Steinmayer
Executive Vice President, General
Counsel and Secretary                       2001        $247,013     $94,700                                   $261 (5)
                                            2000         269,318      31,917                                    236
                                            1999         256,876      59,737                    --              199

------------------

(1) Bonuses are made pursuant to Volume Service America's bonus plan for general managers and senior management personnel. Eligible personnel qualify for bonus payments in the event that Volume Services America exceeds annual financial performance targets or at the discretion of the board of directors.
(2) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total salary and bonus of any Named Executive for the years shown.
(3) Amounts included under "All Other Compensation" for Mr. Dee for 2001 consist of $107,983 in insurance premiums.
(4) Amounts included under "All Other Compensation" for Mr. Frick for 2001 consist of the Company's contributions of $2,625 under the 401(k) Plan and $5,913 in insurance premiums.
(5) Amounts included under "All Other Compensation" for Ms. Steinmayer for 2001 consist of $261 in insurance premiums.

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

         On November 17, 1995, Volume Services entered into an employment agreement with Mr. Frick. The agreement provides that Mr. Frick will be employed by Volume Services until he resigns or is dismissed by Volume Services for or without Cause, as defined in the agreement. Mr. Frick's base salary under the contract (including annual increases) is $204,750 subject to annual review. Mr. Frick is also entitled to receive an annual bonus pursuant to any management incentive compensation plan established by Volume Services. In the case of termination of employment due to resignation, Mr. Frick will receive his salary up to the 30th day following his resignation and any accrued but unpaid bonus. In the case of termination without Cause by Volume Services, Mr. Frick will receive a one-time payment of two times his base annual salary plus any accrued but unpaid bonus. During and for two years after his employment, Mr. Frick has agreed not to:

          o solicit employees of Volume Services to cease such employment without the written consent of Volume Services; or

          o have any involvement in any capacity in any contract concessions business similar to that of Volume Services in those states in the United States in which Volume Services does business and over which Mr. Frick has had supervisory responsibility.

         On September 29, 1998, Volume Holdings entered into an employment agreement with Ms. Steinmayer. The agreement provides that Ms. Steinmayer will be employed by Volume Holdings at an annual base salary of $180,000 (which has been increased without formal amendment to $190,000), plus $250 per hour for each hour that she works in excess of 24 hours per week, until the agreement is terminated by Volume Holdings for or without Cause, or by Ms. Steinmayer for Good Reason, each as defined in the agreement. Ms. Steinmayer is entitled to a bonus at the discretion of the Board of Directors of Volume Holdings and to participate in any executive bonus plan and all employee benefit plans maintained by Volume Holdings. The agreement provides for severance pay in the case of a termination by Volume Holdings without Cause or by Ms. Steinmayer for Good Reason in an amount equal to two times her compensation in the one year period prior to the date of termination (annualized in the case of termination prior to the end of the first year), plus ancillary benefits. During and for two years after Ms. Steinmayer's employment, she has agreed that she will not, without the prior written consent of Volume Holdings:

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


                                                                       SHARES
NAME AND ADDRESS                                                 BENEFICIALLY OWNED            PERCENTAGE OWNER
----------------                                                 ------------------            ----------------

Blackstone Management Associates II L.L.C.(1)
Peter G. Peterson(1)
Stephen A. Schwarzman(1)
345 Park Avenue
New York, NY  10154....................................                 211.8                       63.7%

BCP Volume L.P.(1)
Blackstone Capital Partners II Merchant
   Banking Fund L.P.(1)
345 Park Avenue
New York, NY  10154....................................                 157.0                       47.2%

General Electric Capital Corporation(2)
Recreational Services L.L.C.(2)
201 High Ridge Road
Stamford, Connecticut  06927...........................                 120.8                       36.3%

BCP Offshore Volume L.P.(1)
Blackstone Offshore Capital Partners II L.P.(1)
345 Park Avenue
New York, NY  10154....................................                 40.7                        12.3%

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

LEASING SERVICES

         GE Capital and its affiliates provided us leasing and financing services during 2001 on arms-length terms. Payments to GE Capital and its affiliates during 2001, net of discounts earned, were approximately $95,000. We also lease equipment from GE Capital under a capital lease; payments to GE Capital under this lease were approximately $225,000 in 2001.


LOANS TO VSI PARTNERSHIPS

         During 1999, 2000 and 2001, VSI Management and another partnership repurchased some of their partnership interests from some former members of management. To fund these purchases and to pay for tax preparation costs, Volume Services America loaned a total of $1,079,000 to these entities. The loans were on arms-length terms, with interest accruing at the applicable federal rate, and the full amount of the loans remained outstanding at January 1, 2002.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      See financial statements beginning at page 17.

(b) We did not file any Current Report on Form 8-K during the last quarter of our 2001 fiscal year.

(c)      Exhibits:

         No.      Description

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

         10.9.1   Letter agreement dated January 5, 2001 by Volume Services America, Inc., amending terms of the Employment
                  Agreement by and between Volume Services, Inc. and Kenneth R. Frick.

         10.10    Employment Agreement, dated as of September 29, 1998, by and between VSI Acquisition Corporation and Janet L.
                  Steinmayer. Incorporated by reference to Exhibit 10.10 to the Form S-4.

         10.10.1  Letter agreement dated January 5, 2001 by Volume Services America, Inc, amending terms of the Employment Agreement by and between VSI Acquisition Corporation and Janet L. Steinmayer.

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

         We have not sent to shareholders any annual report to security holders, proxy statement, form of proxy or other proxy soliciting material during or with respect to our 2001 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.


                          Volume Services America, Inc.


                          By:      /s/ Kenneth R. Frick
                          -----------------------------------------------------
                          Name:    Kenneth R. Frick
                          Title:   Executive Vice President and Chief Financial
                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated on March 28, 2002.

Signature                                                        Title


                       /s/ John T. Dee                           Chief Executive Officer and Chairman
-------------------------------------------------------
                          John T. Dee                            (Principal Executive Officer)


                    /s/ Kenneth R. Frick                         Executive Vice President and Chief Financial
-------------------------------------------------------
                       Kenneth R. Frick                          Officer (Principal Financial Officer)

                    /s/ Howard A. Lipson
-------------------------------------------------------
                       Howard A. Lipson

                      /s/ David Blitzer
-------------------------------------------------------           Directors
                         David Blitzer

                      /s/ Peter Wallace
-------------------------------------------------------
                         Peter Wallace







VOLUME SERVICES AMERICA, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(IN THOUSANDS)



                                                    1997           1998         1999         2000         2001
                                                    ----           ----         ----         ----         ----
Income (loss) from continuing
     operations before income taxes,
     extraordinary item and cumulative
     effect of change in accounting
     principle                                         (2,787)       (2,220)      (6,068)      (5,507)      (4,032)

Add Fixed Charges:
     Interest Expense                                   7,562        10,771       21,554       25,066       21,998
     Amortization of loan costs                           354           551        1,475        1,511        1,431
     Interest factor in rents                             352           338          643          878          812

Total earnings as defined                               5,481         9,440       17,604       21,948       20,209

Fixed Charges:
     Interest Expense                                   7,562        10,771       21,554       25,066       21,998
     Amortization of loan rents                           354           551        1,475        1,511        1,431
     Interest factor in rents                             352           338          643          878          812
                                                        8,268        11,660       23,672       27,455       24,241

Ratio of Earnings to Fixed Charges                          -             -            -            -            -

Deficiency in the coverage of fixed
charges                                               (2, 787       (2,220)      (6,068)      (5,507)      (4,032)




                                   Exhibit 21
              List of Subsidiaries of Volume Services America, Inc.


                          JURISDICTION OF INCORPORATION
                 SUBSIDIARY
Events Center Catering, Inc.                                 Wyoming
Service America Concessions Corporation                     Maryland
Service America Corporation                                 Delaware
Service America Corporation of Wisconsin                    Wisconsin
Service America of Texas, Inc.                                Texas
Servo-Kansas, Inc.                                           Kansas
Servomation Duchess, Inc.                                  California
Servomation, Inc.                                        Quebec, Canada
SVM of Texas, Inc.                                            Texas
Volume Services, Inc.                                       Delaware
Volume Services, Inc.                                        Kansas
V.S.I. of Maryland, Inc.                                    Maryland