Form 10-Q
period 2002-04-02
VOLUME SERVICES AMERICA INC
filed 2002-05-16
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2002 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:    333-79419
                           ---------


                          VOLUME SERVICES AMERICA, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                         57-0969174
----------------------                          ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA            29306
--------------------------------------------------       -----------------
  (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (864) 598-8600
                                                        ---------------------

                                     N/A
                ---------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 16, 2002, was 100.


                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION..........................................................................................1

Item 1.  Financial Statements.........................................................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................15

PART II  OTHER INFORMATION...........................................................................................15

Item 5.  Other Information...........................................................................................15

Item 6.  Exhibits and Reports on Form 8-K............................................................................15

                                    PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 2, 2002 AND JANUARY 1, 2002 (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    APRIL 2,            JANUARY 1,
ASSETS                                                                                2002                 2002
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        $   11,793           $   15,142
  Accounts receivable, less allowance for doubtful accounts of
    $816 and $984 at April 2, 2002 and January 1, 2002,
    respectively                                                                       13,649               18,386
  Merchandise inventories                                                              15,223               13,221
  Prepaid expenses and other                                                            3,278                2,469
  Deferred tax asset                                                                      701                  701
                                                                                   ----------           ----------

          Total current assets                                                         44,644               49,919
                                                                                   ----------           ----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                               48,173               47,548
  Merchandising equipment                                                              47,813               46,410
  Vehicles and other equipment                                                          8,792                8,426
  Construction in process                                                                 403                  176
                                                                                   ----------           ----------
          Total                                                                       105,181              102,560
  Less accumulated depreciation and amortization                                      (47,424)             (44,772)
                                                                                   ----------           ----------

          Property and equipment, net                                                  57,757               57,788
                                                                                   ----------           ----------

OTHER ASSETS:
  Contract rights, net                                                                 78,133               80,680
  Cost in excess of net assets acquired, net                                           46,457               46,457
  Deferred financing costs, net                                                         8,159                8,517
  Trademarks, net                                                                      17,049               17,049
  Deferred tax asset                                                                    1,320                   32
  Other                                                                                 5,258                5,458
                                                                                   ----------           ----------

          Total other assets                                                          156,376              158,193
                                                                                   ----------           ----------

TOTAL ASSETS                                                                       $  258,777           $  265,900
                                                                                   ==========           ==========




VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
APRIL 2, 2002 AND JANUARY 1, 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      APRIL 2,              JANUARY 1,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2002                   2002
                                                                                  -----------------      -----------------

CURRENT LIABILITIES:
  Short-term note payable                                                                  $ 1,250                $ 4,750
  Current maturities of long-term debt                                                       1,150                  1,150
  Current maturities of capital lease obligation                                               211                    267
  Accounts payable                                                                          13,560                 14,977
  Accrued salaries and vacations                                                             9,332                  8,546
  Liability for insurance                                                                    4,057                  2,934
  Accrued taxes, including income taxes                                                      3,223                  3,235
  Accrued commissions and royalties                                                         11,119                 11,901
  Accrued interest                                                                           1,082                  3,847
  Other                                                                                      6,211                  4,439
                                                                                         ---------              ---------

          Total current liabilities                                                         51,195                 56,046
                                                                                         ---------              ---------

LONG TERM LIABILITIES:
  Long-term debt                                                                           223,112                218,400
  Liability for insurance                                                                      738                    838
  Other liabilities                                                                            876                    876
                                                                                         ---------              ---------

          Total long-term liabilities                                                      224,726                220,114
                                                                                         ---------              ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares                                                        -                      -
  Additional paid-in capital                                                                66,852                 66,852
  Accumulated deficit                                                                      (32,932)               (26,062)
  Accumulated other comprehensive loss                                                        (485)                  (471)
  Treasury stock - at cost (194 shares)                                                    (49,500)               (49,500)
  Loans to related parties                                                                  (1,079)                (1,079)
                                                                                         ---------              ---------

          Total stockholders' deficiency                                                   (17,144)               (10,260)
                                                                                         ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $ 258,777              $ 265,900
                                                                                         =========              =========

See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 2, 2002 AND APRIL 3, 2001
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        Thirteen Weeks Ended
                                                                                --------------------------------------
                                                                                    April 2,             April 3,
                                                                                      2002                 2001
                                                                                -----------------    -----------------

Net sales                                                                         $    87,840          $  83,194

Cost of sales                                                                          74,799             70,972
Selling, general, and administrative                                                   11,633             10,321
Depreciation and amortization                                                           5,593              6,008
                                                                                  -----------       ------------

Operating loss                                                                         (4,185)            (4,107)
Interest expense                                                                        5,357              6,545
Other income, net                                                                      (1,384)               (21)
                                                                                  -----------       ------------

Loss before income taxes                                                               (8,158)           (10,631)
Income tax benefit                                                                     (1,288)                 -
                                                                                  -----------       ------------

Net loss                                                                               (6,870)           (10,631)

Other comprehensive loss - foreign currency translation
  adjustment                                                                              (14)              (192)
                                                                                  -----------        -----------

Comprehensive loss                                                                $    (6,884)       $   (10,823)
                                                                                  ===========        ===========


See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD JANUARY 2, 2002 TO APRIL 2, 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              ACCUMULATED
                                                   ADDITIONAL                   OTHER                     LOANS TO
                             COMMON    COMMON       PAID-IN     ACCUMULATED  COMPREHENSIVE   TREASURY     RELATED
                             SHARES    STOCK        CAPITAL      DEFICIT         LOSS          STOCK      PARTIES        TOTAL

BALANCE,  JANUARY 1, 2002      332      $ -      $ 66,852      $ (26,062)      $ (471)     $ (49,500)    $ (1,079)    $ (10,260)

Foreign currency translation     -        -             -              -          (14)                          -           (14)

Net loss                         -        -             -         (6,870)           -              -            -        (6,870)
                               ---      ---      --------      ---------       -------      ---------    --------     ---------

BALANCE,  APRIL 2, 2002        332      $ -      $ 66,852      $ (32,932)      $ (485)     $ (49,500)    $ (1,079)    $ (17,144)
                               ===      ===      ========      =========       ======      =========     ========     =========



See notes to consolidated financial statements



VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 2, 2002 AND APRIL 3, 2001
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                               April 2,               April 3,
                                                                                 2002                   2001
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (6,870)             $ (10,631)
    Depreciation and amortization                                                     5,593                  6,008
    Amortization of deferred financing costs                                            358                    358
    Deferred tax change                                                              (1,288)                     -
    Other                                                                               (14)                  (192)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts receivable                                                           4,737                  3,391
        Merchandise inventories                                                      (2,002)                (2,202)
        Prepaid expenses                                                               (809)                  (835)
        Other assets                                                                     40                   (546)
      Increase (decrease) in liabilities:
        Accounts payable                                                                341                    934
        Accrued salaries and vacations                                                  786                    628
        Liability for insurance                                                       1,023                    130
        Other liabilities                                                            (1,787)                (3,420)
                                                                                   --------               --------

          Net cash provided by (used in) operating activities                           108                 (6,377)
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (2,651)                (2,791)
  Purchase of contract rights                                                          (204)                (5,894)
                                                                                   --------               --------

          Net cash used in investing activities                                      (2,855)                (8,685)
                                                                                   --------               --------





VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 2, 2002 AND APRIL 3, 2001
(IN THOUSANDS)


                                                                                     THIRTEEN WEEKS ENDED
                                                                              ---------------------------------
                                                                               APRIL 2,               APRIL 3,
                                                                                 2002                   2001
                                                                               --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings - revolving loans                                            $ 1,500               $ 14,000
  Principal payments on long-term debt                                           (287)                  (287)
  Principal payments on capital lease obligations                                 (57)                   (55)
  Decrease in bank overdrafts                                                  (1,758)                  (460)
  Loans to related parties                                                          -                    (17)
                                                                              -------               --------

           Net cash (used in) provided by financing activities                   (602)                13,181
                                                                              -------               --------

DECREASE IN CASH                                                               (3,349)                (1,881)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          15,142                 14,726
                                                                              -------               --------

  End of period                                                              $ 11,793               $ 12,845
                                                                             ========               ========



See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 2, 2002 AND APRIL 3, 2001
--------------------------------------------------------------------------------




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

         The results of operations for the thirteen week period ended April 2, 2002 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 31, 2002 due to the seasonal aspects of the business. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2002.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NEW ACCOUNTING STANDARDS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which became effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and trademarks amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the Company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company has adopted SFAS 142 and in accordance with the standard has discontinued the amortization of goodwill and trademarks which was $0.6 million for the thirteen weeks ended April 3, 2001. The Company is currently evaluating the impact of the transitional goodwill impairment test required by SFAS 142.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 became effective for the Company on January 2, 2002. The adoption of SFAS 144 had no significant impact on the Company's financial position or results of operation.

         3.     NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

         The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries"), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidated financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 2, 2002 and January 1, 2002 (in the case of the balance sheets) and for the thirteen week periods ended April 2, 2002 and April 3, 2001 (in the case of the statements of operations and cash flows).

         CONSOLIDATING CONDENSED BALANCE SHEET, APRIL 2, 2002 (IN THOUSANDS)

                                                       COMBINED        COMBINED
                                          PARENT      GUARANTOR     NON-GUARANTOR
ASSETS                                   COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents            $      -      $ 11,584       $   209         $     -       $ 11,793
  Accounts receivable                         -        12,402         1,247               -         13,649
  Other current assets                        -        25,066           924          (6,788)        19,202
                                       --------      --------       -------         -------       --------
           Total current assets               -        49,052         2,380          (6,788)        44,644
Property and equipment                        -        54,553         3,204               -         57,757
Contract rights, net                          -        77,513           620               -         78,133
Cost in excess of net assets acquired, net    -        46,457             -               -         46,457
Investment in subsidiaries              (17,144)            -             -          17,144              -
Other assets                                  -        31,780             6               -         31,786
                                       --------      --------       -------         -------       --------

Total assets                           $(17,144)     $259,355       $ 6,210         $10,356       $258,777
                                       ========      ========       =======         =======       ========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities             $      -      $      -       $ 6,788        $ (6,788)      $      -
  Other current liabilities                   -        49,288         1,907               -         51,195
                                       --------      --------       -------        --------       --------

           Total current liabilities          -        49,288         8,695          (6,788)        51,195
Long-term debt                                -       223,112             -               -        223,112
Other liabilities                             -         1,614             -               -          1,614
                                       --------     ---------       -------        --------       --------
           Total liabilities                  -       274,014         8,695          (6,788)       275,921
                                       --------     ---------       -------        --------       --------

Stockholders' deficiency:
  Common stock                                -             -             -               -              -
  Additional paid-in capital             66,852        66,852             -         (66,852)        66,852
  Accumulated deficit                   (32,932)      (30,932)       (2,000)         32,932        (32,932)
  Treasury stock and other              (51,064)      (50,579)         (485)         51,064        (51,064)
                                      ---------      --------       -------        --------       --------
           Total stockholders'
               deficiency               (17,144)      (14,659)       (2,485)         17,144        (17,144)
                                      ---------      --------       -------        --------       --------

Total liabilities and stockholders'
  deficiency                          $ (17,144)     $259,355       $ 6,210         $10,356       $258,777
                                      =========      ========       =======         =======       ========



CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
      THIRTEEN WEEK PERIOD ENDED APRIL 2, 2002 (IN THOUSANDS)

                                                        COMBINED         COMBINED
                                         VOLUME         GUARANTOR        NON-GUARANTOR
                                        HOLDINGS        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                                   $82,058          $5,782                           $87,840

Cost of sales                                                69,679           5,120                            74,799
Selling, general, and administrative                         11,085             548                            11,633
Depreciation and amortization                                 5,371             222                             5,593
                                                            -------          ------                            ------
Operating loss                                               (4,077)           (108)                           (4,185)
Interest expense                                              5,357                                             5,357
Other income, net                                            (1,384)                                           (1,384)
                                                            -------          ------                            ------
Loss before income taxes                                     (8,050)           (108)                           (8,158)
Income tax benefit                                           (1,288)             -                             (1,288)
                                                            -------          ------                            ------
Loss in earnings of subsidiaries           $ (6,870)             -               -           $6,870                -
                                           --------         -------          ------          ------            ------
Net loss                                     (6,870)         (6,762)           (108)          6,870            (6,870)
Other comprehensive loss -
foreign currency translation adjustment          -               -              (14)              -               (14)
                                           --------         --------         ------          ------           -------

Comprehensive loss                         $ (6,870)        $(6,762)         $ (122)         $6,870           $(6,884)
                                           ========         =======          ======          ======           =======



               Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended April 2, 2002 (in thousands)

                                                                   Combined          Combined
                                                       Volume      Guarantor        Non-guarantor
                                                      Holdings   Subsidiaries       Subsidiaries    Consolidated

Cash Flows Provided by (Used In) Operating  Activities    $ -         $ (109)          $ 217            $   108
                                                          ---       --------           -----              -----

Cash Flows from Investing Activities:
  Purchase of property and equipment                        -         (2,477)           (174)            (2,651)
  Purchase of contract rights                               -           (204)             -                (204)
                                                          ---       --------           -----           --------

           Net cash used in investing activities            -         (2,681)           (174)            (2,855)
                                                          ---       --------           -----           --------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                          -          1,500               -              1,500
  Principal payments on long-term debt                      -           (287)              -               (287)
  Principal payments on capital lease obligations           -            (57)              -                (57)
  Decrease in bank overdrafts                               -         (1,758)                            (1,758)
                                                          ---       --------           -----           --------

    Net cash used in financing activities                   -           (602)              -               (602)
                                                          ---       --------           -----           --------

Increase (decrease) in cash                                 -         (3,392)             43             (3,349)

Cash and cash equivalents - beginning of period             -         14,976             166             15,142
                                                          ---       --------           -----           --------

Cash and cash equivalents - end of period                 $ -       $ 11,584           $ 209           $ 11,793
                                                          ===       ========           =====           ========





         CONSOLIDATING CONDENSED BALANCE SHEET, JANUARY 2, 2002 (IN THOUSANDS)


                                                       COMBINED       COMBINED
                                          PARENT      GUARANTOR     NON-GUARANTOR
ASSETS                                   COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents               $             $  14,976        $   166        $             $ 15,142
  Accounts receivable                                      16,471          1,915                        18,386
  Other current assets                                     23,667          1,028         (8,304)        16,391
                                          ---------     ---------        -------        -------       --------
           Total current assets                            55,114          3,109         (8,304)        49,919
Property and equipment                                     54,607          3,181                        57,788
Contract rights, net                                       79,890            790                        80,680
Cost in excess of net assets acquired, net                 46,457                                       46,457
Investment in subsidiaries                $ (10,260)                                     10,260
Other assets                                               31,050              6                        31,056
                                          ---------     ---------        -------        -------      ---------

Total assets                              $ (10,260)    $ 267,118        $ 7,086        $ 1,956      $ 265,900
                                          =========     =========        =======        =======      =========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                $             $                $ 8,304       $ (8,304)     $
  Other current liabilities                                54,901          1,145                        56,046
                                          ---------     ---------        -------       --------      ---------
           Total current liabilities                       54,901          9,449         (8,304)        56,046
Long-term debt                                            218,400                                      218,400
Other liabilities                                           1,714                                        1,714
                                          ---------     ---------        -------       ---------     ---------
           Total liabilities                              275,015          9,449          (8,304)      276,160
                                          ---------     ---------        -------       ---------     ---------

Stockholders' deficiency:
  Common stock
  Additional paid-in capital                 66,852        66,852                        (66,852)       66,852
  Accumulated deficit                       (26,062)      (24,170)        (1,892)         26,062       (26,062)
  Treasury stock and other                  (51,050)      (50,579)          (471)         51,050       (51,050)
                                          ---------     ---------        -------       ---------     ---------
           Total stockholders' deficiency   (10,260)       (7,897)        (2,363)         10,260       (10,260)
                                          ---------     ---------        -------       ---------     ---------

Total liabilities and stockholders'
  deficiency                              $ (10,260)    $ 267,118        $ 7,086       $   1,956     $ 265,900
                                          =========     =========        =======       =========     =========



               CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                      THIRTEEN WEEK PERIOD ENDED APRIL 3, 2001 (IN THOUSANDS)

                                                           COMBINED         COMBINED
                                            VOLUME         GUARANTOR       NON-GUARANTOR
                                           HOLDINGS      SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED

Net sales                                                  $ 76,673         $ 6,521                          $ 83,194

Cost of sales                                                64,861           6,111                            70,972
Selling, general, and administrative                          9,528             793                            10,321
Depreciation and amortization                                 5,651             357                             6,008
                                                           --------         -------                          --------
Operating loss                                               (3,367)           (740)                           (4,107)
Interest expense (income)                                     6,583             (38)                            6,545
Other income, net                                               (11)            (10)                              (21)
                                                           --------         -------                          --------
Loss before income taxes                                     (9,939)           (692)                          (10,631)
Income tax provision (benefit)                                    -               -
Loss in earnings of subsidiaries          $ (10,631)              -               -         $ 10,631                -
                                          ---------        --------         -------         --------         --------
Net loss                                    (10,631)         (9,939)           (692)          10,631          (10,631)
Other comprehensive loss -
foreign currency translation adjustment           -               -            (192)               -             (192)
                                          ---------        --------         -------         --------         --------

Comprehensive loss                        $ (10,631)       $ (9,939)        $  (884)        $ 10,631         $(10,823)
                                          =========        ========         =======         ========         =========



                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                     THIRTEEN WEEK PERIOD ENDED APRIL 3, 2001 (IN THOUSANDS)

                                                                      COMBINED          COMBINED
                                                          VOLUME      GUARANTOR         NON-GUARANTOR
                                                         HOLDINGS   SUBSIDIARIES       SUBSIDIARIES    CONSOLIDATED

Cash Flows Provided by (Used In) Operating Activities       $ -      $  (7,054)        $   677           $ (6,377)
                                                            ---      ---------         -------            --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                          -         (2,787)             (4)            (2,791)
  Purchase of contract rights                                 -         (5,894)              -             (5,894)
                                                            ---      ---------         -------           --------

           Net cash used in investing activities              -         (8,681)             (4)            (8,685)
                                                            ---      ---------         -------           --------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                            -         14,000               -             14,000
  Principal payments on long-term debt                        -          (287)               -              (287)
  Principal payments on capital lease obligations             -           (55)               -               (55)
  Increase (decrease) in bank overdrafts                      -          (603)             143              (460)
  Loans to related parties                                    -           (17)               -               (17)
                                                            ---     ---------          -------          --------

    Net cash provided by financing activities                 -        13,038              143            13,181
                                                            ---     ---------          -------          --------

Increase (decrease) in cash                                   -        (2,697)             816            (1,881)

Cash and cash equivalents - beginning of period               -        14,158              568            14,726
                                                            ---     ---------          -------          --------

Cash and cash equivalents - end of period                   $ -     $  11,461          $ 1,384          $ 12,845
                                                            ===     =========          =======          ========

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

     Business at the principal types of facilities which we serve is seasonal in nature with Major League Baseball ("MLB") and minor league baseball sales concentrated in the second and third quarters, the majority of National Football League ("NFL") activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

     Set forth below are comparative net sales by quarter (in thousands) for fiscal 2001 and fiscal 2000:

                                        2001                     2000
                                        ----                     ----

         1st Quarter                $ 83,194                  $ 80,120

         2nd Quarter                $157,646                  $143,637

         3rd Quarter                $177,559                  $188,289

         4th Quarter                $124,714                  $110,487



RESULTS OF OPERATIONS

QUARTER ENDED APRIL 2, 2002 COMPARED TO THE QUARTER ENDED APRIL 3, 2001

     Net Sales - Net sales of $87.8 million for the quarter ended April 2, 2002 increased $4.6 million (approximately 6%) from $83.2 million in the prior year period. The increase was attributable, in part, to five NFL games played during the quarter, including four games which were postponed due to the events of September 11, 2001, and Super Bowl XXXVI, which was hosted by the Louisiana Superdome, a venue serviced by the Company. In the prior year period, two NFL playoff games were played at Company facilities. The combined results at NFL accounts represented approximately 3% of the increase in net sales. In addition, newly acquired contracts, net of terminated contracts, accounted for approximately 2% of the increase in net sales from the prior year period. New account sales were primarily driven by the results of a new arena which commenced operations in the Company's fourth fiscal quarter of 2001.

     Cost of sales - The Company's cost of sales as a percentage of net sales of 85.2% in the quarter ended April 2, 2002 was consistent with the 85.3% in the prior year period.

     Selling, general and administrative expenses - Selling, general and administrative expenses of $11.6 million increased approximately 0.8% as a percentage of net sales from the prior year period. The largest single component of the increase is higher insurance costs as a result of dramatic price increases seen in the insurance market post September 11, 2001.

     Depreciation and amortization - Depreciation and amortization of $5.6 million for the quarter ended April 2, 2002 declined $0.4 million from the prior year period. The decrease was primarily due to a decline in amortization related to the discontinuation of goodwill and trademark amortization ($0.6 million) in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which became effective for the Company on January 2, 2002.

     Operating loss - Operating loss declined approximately $0.1 million from the prior year period primarily due to the factors discussed above.

     Interest expense - Interest expense declined $1.2 million from the prior year period chiefly associated with lower interest rates on the Company's adjustable rate debt.

     Other income - Service America received approximately $1.4 million in connection with funds set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, the Company was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by creditors after a period of two years from the date of any distribution were forfeited and all interest in those funds reverted to Service America. Counsel has advised that Service America has no obligation to escheat such funds.

     Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes taxable income or benefit will be realized in fiscal 2002. Accordingly in the quarter ended April 2, 2002, it has recognized a tax benefit of approximately $1.3 million, in comparison to the recognition of no tax benefit in the prior year period.

     LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended April 2, 2002, net cash provided by operating activities was $0.1 million compared to net cash used in operating activities of $6.4 million in the prior year period. Approximately $3.1 million of this $6.5 million increase from the prior year period was due to an increase in advance deposits and a decrease in accounts receivable due to the timing of events. Additionally, a decrease in interest expense and the recovery of funds by Service America as discussed above, contributed $1.2 million and $1.4 million, respectively, to the increase in cash from operating activities.

     Net cash used in investing activities was $2.9 million in the quarter ended April 2, 2002 compared to $8.7 million in the prior year period which primarily reflects a higher level of investment in contract rights and property and equipment associated with renewals of existing contracts in the prior year period.

     Net cash used in financing activities was $0.6 million in the quarter ended April 2, 2002 as compared to $13.2 million in cash provided by financing activities in the prior year period. The decrease primarily reflects net borrowings of $1.5 million under the Company's revolving credit facility in the current period as compared to $14.0 million in the prior year period to fund the higher level of investment and working capital needs.

     FUTURE LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate total capital investments of $47.0 million in fiscal 2002. At April 2, 2002, $46.8 million of the Company's revolving credit facility was available to be borrowed. At that date, there were $14.3 million in outstanding revolving credit borrowings and $13.9 million of outstanding, undrawn letters of credit reducing availability.

     NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which became effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and trademarks amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that the Company complete a transitional goodwill impairment test six months from the date of adoption and then annually thereafter. The Company has adopted SFAS 142 and in accordance with the standard has discontinued the amortization of goodwill and trademarks which was $0.6 million for the quarter ended April 3, 2001. The Company is currently evaluating the impact of the transitional goodwill impairment test required by SFAS 142.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 became effective for the Company on January 2, 2002. The adoption of SFAS 144 had no significant impact on the Company's financial position or results of operation.

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

o    any future changes in government regulation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Risk - We are exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding borrowings as of April 2, 2002 would cause a change in annual interest expense of approximately $1.3 million. The Company's Senior Subordinated Notes are fixed interest rate debt obligations.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     Effective April 15, 2002, the Company elected Lawrence E. Honig as its Chief Executive Officer and a member of its Board of Directors. John T. Dee, the prior Chairman and Chief Executive Officer, remains Chairman of the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          10.1 Amendment to Amended and Restated Stockholders' Agreement, dated as of April 15, 2002, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., VSI Management Direct L.P., and Recreational Services L.L.C.

          10.2 Employment Agreement, dated April 15, 2002, by and between Volume Services America Holdings, Inc., and Lawrence E. Honig.

          10.3 Letter agreement dated April 17, 2002, amending the terms of the Employment Agreement by and between Volume Services America Holdings, Inc., and John T. Dee.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2002.

                         VOLUME SERVICES AMERICA, INC.



                         By:  /s/ Kenneth R. Frick
                           -----------------------------------------------------
                         Name:    Kenneth R. Frick
                         Title:   Executive Vice President and Chief Financial
                                    Officer