Form 10-Q
period 2002-07-02
VOLUME SERVICES AMERICA INC
filed 2002-08-16
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JULY 2, 2002 OR

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF  THE SECURITIES
         EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:    333-79419
                           ---------

                          VOLUME SERVICES AMERICA, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                         57-0969174
                 --------                         ----------
     (State or other jurisdiction      (I.R.S. Employer Identification No.)
   of incorporation or organization)


201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA                29306
--------------------------------------------------          -----------------
      (Address of principal executive offices)                 (Zip code)

      Registrant's telephone number, including area code:    (864) 598-8600
                                                           ------------------

                                       N/A
                         ------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at August 15, 2002, was 100.

                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION...............................................1

Item 1.  Financial Statements..............................................1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......21

PART II OTHER INFORMATION.................................................21

Item 6. Exhibits and Reports on Form 8-K..................................21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 2, 2002 AND JANUARY 1, 2002 (IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------

                                                                                     July 2,            January 1,
ASSETS                                                                                2002                 2002
                                                                                 ----------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  18,174            $  15,142
  Accounts receivable, less allowance for doubtful accounts of
    $806 and $984 at July 2, 2002 and January 1, 2002,
    respectively                                                                     20,365               18,386
  Merchandise inventories                                                            16,510               13,221
  Prepaid expenses and other                                                          2,525                2,469
  Deferred tax asset                                                                    701                  701
                                                                                   --------             --------
          Total current assets                                                       58,275               49,919
                                                                                   --------             --------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                             49,027               47,548
  Merchandising equipment                                                            48,599               46,410
  Vehicles and other equipment                                                        8,954                8,426
  Construction in process                                                               554                  176
                                                                                   --------             --------
          Total                                                                     107,134              102,560
  Less accumulated depreciation and amortization                                    (49,912)             (44,772)
                                                                                   --------             --------

          Property and equipment, net                                                57,222               57,788
                                                                                   --------             --------

OTHER ASSETS:
  Contract rights, net                                                               96,603               80,680
  Cost in excess of net assets acquired, net                                         46,457               46,457
  Deferred financing costs, net                                                       7,801                8,517
  Trademarks, net                                                                    17,049               17,049
  Deferred tax asset                                                                    489                   32
  Other                                                                               4,959                5,458
                                                                                   --------             --------

          Total other assets                                                        173,358              158,193
                                                                                   --------             --------

TOTAL ASSETS                                                                       $288,855             $265,900
                                                                                   ========             ========

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
JULY 2, 2002 AND JANUARY 1, 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------


                                                                                       July 2,               January 1,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2002                   2002
                                                                                  -----------------      -----------------
CURRENT LIABILITIES:
  Short-term note payable                                                             $      0                $ 4,750
  Current maturities of long-term debt                                                   1,150                  1,150
  Current maturities of capital lease obligation                                            -                     267
  Accounts payable                                                                      21,204                 14,977
  Accrued salaries and vacations                                                        12,050                  8,546
  Liability for insurance                                                                5,100                  2,934
  Accrued taxes, including income taxes                                                  5,452                  3,235
  Accrued commissions and royalties                                                     36,282                 11,901
  Accrued interest                                                                       3,882                  3,847
  Other                                                                                  5,280                  4,439
                                                                                      --------               --------

          Total current liabilities                                                     90,400                 56,046
                                                                                      --------               --------

LONG TERM LIABILITIES:
  Long-term debt                                                                       209,825                218,400
  Liability for insurance                                                                  678                    838
  Other liabilities                                                                        876                    876
                                                                                      --------               --------

          Total long-term liabilities                                                  211,379                220,114
                                                                                      --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares                                                 -                      -
  Additional paid-in capital                                                           67,058                 66,852
  Accumulated deficit                                                                 (29,091)               (26,062)
  Accumulated other comprehensive loss                                                   (312)                  (471)
  Treasury stock - at cost (194 shares)                                               (49,500)               (49,500)
  Loans to related parties                                                             (1,079)                (1,079)
                                                                                     --------               --------

          Total stockholders' deficiency                                              (12,924)               (10,260)
                                                                                     --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $288,855               $265,900
                                                                                     ========               ========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(LOSS)(UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001
(In Thousands)
------------------------------------------------------------------------


                                                                  Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                          ------------------------------------------------------------------------
                                                              July 2,            July 3,            July 2,           July 3,
                                                               2002               2001               2002              2001
                                                          ----------------   ----------------   ----------------  ----------------

Net sales                                                 $  166,421         $  157,646         $  254,261        $  240,840

Cost of sales                                                134,696            127,448            209,078           198,018
Selling, general, and administrative                          14,534             12,805             26,584            23,529
Depreciation and amortization                                  6,679              6,077             12,272            12,085
Contract related losses                                          699              3,199                699             3,199
                                                           ---------          ---------          ---------         ---------

Operating income                                               9,813              8,117              5,628             4,009
Interest expense                                               5,175              6,006             10,532            12,551
Other income, net                                                (34)               (44)            (1,418)              (65)
                                                           ---------          ---------          ---------         ---------

Income (loss) before income taxes                              4,672              2,155             (3,486)           (8,477)
Income tax provision (benefit)                                   831               --                 (457)              --
                                                           ---------          ---------          ---------         ---------

Net income (loss)                                              3,841              2,155             (3,029)           (8,477)

Other comprehensive gain (loss) - foreign currency
  translation adjustment                                         173                149                159               (43)
                                                           ---------          ---------          ---------         ---------

Comprehensive income (loss)                               $    4,014          $   2,304          $  (2,870)       $   (8,520)
                                                           =========          =========          ==========        ==========

See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD JANUARY 2, 2002 TO JULY 2, 2002
(In Thousands, Except Per Share Data)


                                                                                   Accumulated
                                                        Additional                    Other                     Loans to
                                   Common     Common     Paid-in     Accumulated   Comprehensive    Treasury    Related
                                   Shares     Stock      Capital       Deficit         Loss           Stock     Parties      Total

BALANCE,  JANUARY 1, 2002            332      $  -       $66,852      $(26,062)       $(471)       $(49,500)   $(1,079)    $(10,260)

Noncash compensation                  -          -           206           -             -             -           -            206

Foreign currency translation          -          -            -            -            159                        -            159

Net loss                              -          -            -         (3,029)          -             -           -         (3,029)
                                    -----      -----     -------       -------       ------         -------     ------       -------

BALANCE,  JULY 2, 2002               332         -       $67,058      $(29,091)      $ (312)       $(49,500)   $(1,079)    $(12,924)
                                    =====      =====     =======       =======       ======        ========    =======     =========

See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001
(In Thousands)

                                                                                    Twenty-six Weeks Ended
                                                                            ---------------------------------------
                                                                            ---------------------------------------
                                                                                July 2,                July 3,
                                                                                 2002                   2001
                                                                            ----------------       ----------------
                                                                            ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (3,029)              $ (8,477)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                               12,272                 12,085
    Amortization of deferred financing costs                                       716                    716
    Contract related losses                                                        699                  3,199
    Noncash compensation                                                           206                    107
    Deferred tax change                                                           (457)                     -
   Gain on disposition of assets                                                   (10)                   (11)
    Other                                                                          159                    (43)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts receivable                                                     (1,979)                   382
        Merchandise inventories                                                 (3,289)                (4,505)
        Prepaid expenses                                                           (56)                    54
        Other assets                                                              (232)                (1,097)
      Increase in liabilities:
        Accounts payable                                                         2,116                  4,349
        Accrued salaries and vacations                                           3,504                    460
        Liability for insurance                                                  2,006                     54
        Other liabilities                                                       27,474                 17,741
                                                                               -------                -------

          Net cash provided by operating activities                             40,100                 25,014
                                                                               -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (4,800)                (4,361)
  Proceeds from sale of property and equipment                                      10                     49
  Contract rights acquired, net                                                (22,797)                (9,133)
                                                                               -------                -------

          Net cash used in investing activities                                (27,587)               (13,445)
                                                                               -------                -------


VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001
(In Thousands)


                                                                               Twenty-six Weeks Ended
                                                                    -------------------------------------------
                                                                          July 2,                July 3,
                                                                           2002                   2001
                                                                    -----------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments - revolving loans                                     $ (12,750)               $  (3,500)
  Principal payments on long-term debt                                      (575)                    (575)
  Principal payments on capital lease obligations                           (267)                    (110)
  Increase in bank overdrafts                                              4,111                    2,532
  Loans to related parties                                                    -                       (35)
                                                                       ---------                ---------

           Net cash used in financing activities                          (9,481)                  (1,688)
                                                                       ---------                ---------

INCREASE IN CASH                                                           3,032                    9,881

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                     15,142                   14,726
                                                                       ---------                ---------

  End of period                                                        $  18,174                $  24,607
                                                                       =========                =========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001
-----------------------------------------------------------

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

      The results of operations for the twenty-six week period ended July 2, 2002 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 31, 2002 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2002 included in the Company's annual report on Form 10-K.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications - Certain amounts in 2001 have been reclassified, where applicable, to conform to the financial statement presentation used in 2002.

      Insurance - At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers' compensation risk supplemented by stop-loss type insurance policies. Prior to fiscal 2002, the Company had a premium based insurance program for these risks. In fiscal 2002, management determined its year end target estimate of the reserve for the deductible required considering a number of factors, including historical experience and actuarial assessment of past years. Actual results could differ from this estimate.


      New  Accounting  Standards  -  In  July  2001,  the  Financial  Accounting
      Standards  Board  ("FASB")  issued   Statement  of  Financial   Accounting
      Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which became effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and trademarks amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has adopted SFAS 142 and completed the required transitional impairment test and found there to be no related impairments. In accordance with the standard, the Company has discontinued the amortization of goodwill and trademarks which was $1.2 million for the twenty-six weeks ended July 3, 2001. A reconciliation of net income (loss) to adjusted net income (loss) is as follows:

                                  Thirteen Weeks Ended    Twenty Six Weeks Ended
                                  --------------------    ----------------------
                                    July 2,   July 3,       July 2,     July 3,
                                     2002      2001          2002        2001
                                  --------- ----------     --------- -----------
                                                  (In thousands)

      Reported net income (loss)   $ 3,841    $ 2,155      $(3,029)    $(8,477)
        Goodwill amortization         -           443           -           866
        Trademark amortization        -           171           -           343
                                  --------- ----------     --------- -----------
      Adjusted net income (loss)   $ 3,841    $ 2,769       $(3,029)    $(7,248)
                                  --------- ----------     --------- -----------
                                  --------- ----------     --------- -----------

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

     Contract Rights - During the twenty-six weeks ended July 2, 2002, the Company entered into contracts to provide specified concession and other services. Contract rights were purchased for approximately $25.1 million and will be amortized over the lives of the agreements.

     Income taxes - The Company's income tax expense of $.8 million for the thirteen weeks ended July 2, 2002 reduces the tax benefit of $1.3 million recorded in the first quarter 2002. The benefit for the twenty-six weeks ended July 2, 2002 is calculated using the projected effective tax rate for fiscal 2002 and takes into account the projected reversal of approximately $.8 million of valuation allowances on deferred tax assets.



3.    CONTRACT RELATED LOSSES

      Contract related losses for the twenty-six weeks ended July 2, 2002 reflect an impairment charge of approximately $699,000 for the write-down of contact rights. For the twenty-six weeks ended July 3, 2001, contract related losses consist of approximately $900,000 for the write-down of property and equipment and a receivable reserve of $2.3 million related to two of the Company's customers which filed for reorganization under Chapter 11 of the Bankruptcy Code.

4.    COMMITMENTS AND CONTINGENCIES

     The Company generates a significant portion of its cash flows from Major League Baseball ("MLB") games during the third quarter of its fiscal year. The MLB players union and MLB team owners are negotiating a new labor contract, and the union has indicated its intention to strike if if an agreement is not reached. Conceivably, the MLB team owners could take action to lock out the players if negotiations are unsucessful, although they have not indicated any intention to do so. If a strike or lock out caused the cancellation of a substantial number of games, it could materially adversely affect the Company's results of operations. In addition, the MLB Commissioner on July 10, 2002 warned that one MLB team was at risk of not making its payroll payments and a second team could possibly become insolvent prior to the end of the 2002 MLB season. Should either of these teams be clients of the Company and become insolvent, their insolvency could conceivably have a material adverse effect on the Company's future cash flows and the recoverability of its assets employed at the venue.

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. In the opinion of management, any liability arising out of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.


5.    NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Services America (the "Guarantor Subsidiaries"), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidated financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of July 2, 2002 and January 1, 2002 (in the case of the balance sheets), for the thirteen and twenty-six week periods ended, July 2, 2002 and July 3, 2001 (in the case of the statements of operations) and for the twenty-six week periods ended, July 2, 2002 and July 3, 2001 (in the case of the statement of cash flows).


      Consolidating Condensed Balance Sheet, July 2, 2002 (in thousands)


                                                    Combined        Combined
                                       Parent      Guarantor     Non-guarantor
Assets                                 Company    Subsidiaries    Subsidiaries    Eliminations   Consolidated
Current assets:
  Cash and cash equivalents            $  -       $   17,971      $    203          $  -             18,174
  Accounts receivable                     -           18,717         1,648             -             20,365
  Other current assets                    -           25,343         1,508          (7,115)          19,736
                                      --------      --------       -------          ------          -------
           Total current assets           -           62,031         3,359          (7,115)          58,275

Property and equipment, net               -           53,784         3,438             -             57,222
Contract rights, net                      -           96,192           411             -             96,603
Cost in excess of net assets
  acquired, net                           -           46,457            -              -             46,457
Investment in subsidiaries            (12,924)           -              -           12,924              -
Other assets                              -           30,276           22              -             30,298
                                     --------       --------       ------           ------           ------

Total assets                         $(12,924)      $288,740       $7,230           $5,809         $288,855
                                     =========      ========       ======           ======         ========

Liabilities and Stockholders'
   Deficiency

Current liabilities:
  Intercompany liabilities           $  -           $  -           $7,115          $(7,115)        $  -
  Other current liabilities             -             88,198        2,202              -            90,400
                                     --------        -------       ------          -------         -------
        Total current liabilities       -             88,198        9,317           (7,115)         90,400
Long-term debt                          -            209,825          -                -           209,825
Other liabilities                       -              1,554          -                -             1,554
                                     --------        -------       ------          -------         -------

           Total liabilities            -            299,577        9,317           (7,115)        301,779
                                     --------        -------       ------          -------         -------

Stockholders' deficiency:
  Common stock                          -               -             -                -              -
  Additional paid-in capital          67,058          67,058          -            (67,058)         67,058
  Accumulated deficit                (29,091)        (27,316)     (1,775)           29,091         (29,091)
  Treasury stock and other           (50,891)        (50,579)       (312)           50,891         (50,891)
                                     --------        -------       ------          -------         -------
   Total stockholders' deficiency    (12,924)        (10,837)     (2,087)           12,924         (12,924)
                                     --------        -------       ------          -------         -------

Total liabilities and stockholders'
  deficiency                        $(12,924)       $288,740      $ 7,230          $ 5,809       $ 288,855
                                    =========       ========      =======          =======       =========



                  Consolidating Condensed Statement of Operations and Comprehensive Income
                           Thirteen Week Period Ended July 2, 2002 (in thousands)

                                                    Combined      Combined
                                        Volume      Guarantor   Non-guarantor
                                       Holdings   Subsidiaries  Subsidiaries   Eliminations    Consolidated

Net sales                              $            $157,568      $  8,853    $                  $ 166,421

Cost of sales                                        127,173         7,523                         134,696
Selling, general, and administrative                  13,685           849                          14,534
Depreciation and amortization                          6,437           242                           6,679
Contract related losses                                  699           -                               699
                                                     -------        ------                         -------
Operating income                                       9,574          239                            9,813
Interest expense                                       5,160           15                            5,175
Other income, net                                        (33)          (1)                             (34)
                                                     -------        ------                         -------
Income before income taxes                             4,447          225                            4,672
Income tax provision                                     831          -                                831
                                                     -------        ------                         -------
Equity in earnings of subsidiaries     3,841              -           -         (3,841)                -
                                      ------         -------        ------      ------             -------
Net income                             3,841           3,616          225       (3,841)              3,841
Other comprehensive gain -
foreign currency translation             -                -           173          -                   173
adjustment                            ------         -------        ------      ------             -------

Comprehensive income                 $ 3,841         $ 3,616        $ 398      $(3,841)             $4,014
                                     =======         =======        =====      =======              ======

                                       10



              CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                          TWENTY-SIX WEEK PERIOD ENDED JULY 2, 2002 (IN THOUSANDS)

                                                  COMBINED       COMBINED
                                      VOLUME      GUARANTOR    NON-GUARANTOR
                                     HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED

Net sales                            $            $239,626       $ 14,635       $                $254,261

Cost of sales                                      196,435         12,643                         209,078
Selling, general, and administrative                25,187          1,397                          26,584
Depreciation and amortization                       11,808            464                          12,272
Contract related losses                                699            -                               699
                                                   -------        -------                         -------
Operating income                                     5,497            131                           5,628
Interest expense                                    10,517             15                          10,532
Other income, net                                   (1,417)            (1)                         (1,418)
                                                   -------        -------                         -------
Income (loss) before income taxes                   (3,603)           117                          (3,486)
Income tax benefit                                    (457)          -                               (457)
Loss in earnings of subsidiaries     (3,029)           -             -          3,029                 -
                                   --------       --------        -------      ------             -------
Net income (loss)                    (3,029)       (3,146)            117       3,029              (3,029)
Other comprehensive gain -
foreign currency translation
adjustment                             -               -              159         -                   159
                                  ---------       --------        -------      ------             -------
Comprehensive income (loss)       $  (3,029)      $(3,146)        $   276      $3,029             $(2,870)
                                  =========       ========        =======      ======             =======




                            CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        TWENTY-SIX WEEK PERIOD ENDED JULY 2, 2002 (IN THOUSANDS)

                                                             COMBINED        COMBINED
                                                   VOLUME    GUARANTOR    NON-GUARANTOR
                                                  HOLDINGS SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED

Cash Flows Provided by Operating  Activities      $  -       $ 39,590       $   510         $ 40,100
                                                  -------    --------       -------         --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net            -         (4,327)         (473)          (4,800)
  Proceeds from sale of property, plant and
     equipment                                                     10                             10
  Contract rights acquired, net                      -        (22,797)          -            (22,797)
                                                  -------    --------       -------         --------

       Net cash used in investing activities         -        (27,114)         (473)         (27,587)
                                                  -------    --------       -------         --------

Cash Flows from Financing Activities:
  Net repayments - revolving loans                   -        (12,750)          -            (12,750)
  Principal payments on long-term debt               -           (575)          -               (575)
  Principal payments on capital lease
     obligations                                     -           (267)          -               (267)
  Increase in bank overdrafts                        -          4,111           -              4,111
                                                  -------    --------       -------         --------

    Net cash used in financing activities            -         (9,481)          -             (9,481)
                                                  -------    --------       -------         --------

Increase in cash                                     -          2,995            37            3,032

Cash and cash equivalents - beginning of period      -         14,976           166           15,142
                                                  -------    --------       -------         --------

Cash and cash equivalents - end of period        $   -        $17,971        $  203         $ 18,174
                                                 ========    ========       =======         ========



      Consolidating Condensed Balance Sheet, January 1, 2002 (in thousands)


                                                     Combined         Combined
                                        Parent       Guarantor     Non-guarantor
Assets                                 Company     Subsidiaries     Subsidiaries    Eliminations   Consolidated

Current assets:
  Cash and cash equivalents            $            $ 14,976         $   166          $             $ 15,142
  Accounts receivable                                 16,471           1,915                          18,386
  Other current assets                                23,667           1,028           (8,304)        16,391
                                       --------     --------         -------          -------       --------
           Total current assets                       55,114           3,109           (8,304)        49,919
Property and equipment, net                           54,607           3,181                          57,788
Contract rights, net                                  79,890             790                          80,680
Cost in excess of net assets
acquired, net                                         46,457                                          46,457
Investment in subsidiaries             (10,260)                                        10,260
Other assets                                          31,050              6                           31,056
                                       --------     --------         -------          -------       --------

Total assets                          $(10,260)    $ 267,118        $ 7,086           $ 1,956       $265,900
                                      =========    =========        =======           =======       ========


Liabilities and Stockholders'
   Deficiency

Current liabilities:
  Intercompany liabilities            $            $                 $ 8,304          $(8,304)      $
  Other current liabilities                           54,901           1,145                          56,046
                                      ---------     --------         -------          -------       --------
      Total current liabilities                       54,901           9,449           (8,304)        56,046
Long-term debt                                       218,400                                         218,400
Other liabilities                                      1,714                                           1,714
                                       --------     --------         -------          -------       --------

           Total liabilities                         275,015          9,449            (8,304)       276,160
                                       --------     --------         -------          -------       --------

Stockholders' deficiency:
  Common stock
  Additional paid-in capital             66,852       66,852                          (66,852)        66,852
  Accumulated deficit                   (26,062)     (24,170)        (1,892)           26,062        (26,062)
  Treasury stock and other              (51,050)     (50,579)          (471)           51,050        (51,050)
                                       --------     --------         -------          -------       --------
           Total stockholders'
              deficiency                (10,260)     (7,897)         (2,363)           10,260        (10,260)
                                       --------     --------         -------          -------       --------

Total liabilities and stockholders'
  deficiency                           $(10,260)   $267,118          $ 7,086            $ 1,956     $265,900
                                       =========   ========          ========           =======     ========




               Consolidating Condensed Statement of Operations and Comprehensive Income
                        Thirteen Week Period Ended July 3, 2001 (in thousands)

                                                 Combined      Combined
                                      Volume    Guarantor   Non-guarantor
                                     Holdings  Subsidiaries  Subsidiaries  Eliminations   Consolidated

Net sales                            $  -        $151,924      $ 5,722        $ -           $157,646

Cost of sales                                     122,598        4,850                       127,448
Selling, general, and
   administrative                                  12,826          (21)                       12,805
Depreciation and amortization                       6,047           30                         6,077
Contract related losses                 -           3,199          -            -              3,199
                                    -------      --------      -------       -------         -------
Operating income                                    7,254          863                         8,117
Interest expense                                    5,968           38                         6,006
Other income, net                       -             (35)          (9)         -                (44)
                                    -------      --------      -------       -------         -------
Income before income taxes                          1,321          834                         2,155
Equity in earnings of subsidiaries    2,155           -            -          (2,155)            -
                                    -------      --------      -------       -------         -------
Net income                            2,155         1,321          834        (2,155)          2,155

Other comprehensive gain -
foreign currency translation
  adjustment                            -             -            149          -                149
                                    -------      --------      -------       -------         -------

Comprehensive income                $ 2,155      $  1,321      $   983       $(2,155)        $ 2,304
                                    =======      ========      =======       =======         =======




                 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                           Twenty-six Week Period Ended July 3, 2001 (in thousands)

                                                   Combined        Combined
                                      Volume       Guarantor      Non-guarantor
                                     Holdings    Subsidiaries      Subsidiaries   Eliminations  Consolidated

Net sales                             $  -         $228,597        $12,243         $   -          $240,840

Cost of sales                                       187,057         10,961                         198,018
Selling, general, and
   administrative                                    22,757            772                          23,529
Depreciation and amortization                        11,698            387                          12,085
Contract related losses                  -            3,199             -             -              3,199
                                    --------       --------       --------       --------         --------
Operating income                                      3,886            123                           4,009
Interest expense                                     12,551             -                           12,551
Other income, net                        -              (46)           (19)           -                (65)
                                    --------       --------       --------       --------         --------
Income (loss) before income taxes                    (8,619)           142                          (8,477)
Loss in earnings of subsidiaries      (8,477)           -               -           8,477              -
                                    --------       --------       --------       --------         --------
Net income (loss)                     (8,477)        (8,619)           142          8,477           (8,477)

Other comprehensive loss -
foreign currency translation
  adjustment                             -              -              (43)           -                (43)
                                    --------       --------       --------       --------         --------

Comprehensive income (loss)         $ (8,477)      $ (8,619)      $     99       $  8,477         $ (8,520)
                                    ========       ========       ========       ========         ========



                           Consolidating Condensed Statement of Cash Flows
                       Twenty-six Week Period Ended July 3, 2001 (in thousands)

                                                              Combined         Combined
                                                 Volume       Guarantor      Non-guarantor
                                                Holdings    Subsidiaries      Subsidiaries    Consolidated

Cash Flows from Operating Activities           $   -          $ 25,348          $ (334)         $ 25,014
                                               --------       -------           ------          --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net          -           (4,338)             (23)           (4,361)
  Proceeds from sale of property and equipment     -               49              -                  49
  Contract rights acquired, net                    -           (9,133)             -              (9,133)
                                               --------       -------           ------          --------
    Net cash used in investing activities          -          (13,422)             (23)          (13,445)
                                               --------       -------           ------          --------

Cash Flows from Financing Activities:
  Principal payments on long-term debt             -             (575)             -                (575)
  Net repayments - revolving loans                 -           (3,500)             -              (3,500)
  Principal payments on capital lease
        obligations                                -             (110)             -                (110)
  Increase in bank overdrafts                      -            2,532              -               2,532
  Increase in loans to related parties             -              (35)             -                 (35)
                                               --------       -------           ------          --------

    Net cash used in financing activities          -           (1,688)             -              (1,688)
                                               --------       -------           ------          --------

Increase (decrease) in cash                        -           10,238             (357)            9,881

Cash and cash equivalents - beginning
          of period                                -           14,158              568            14,726
                                               --------       -------           ------          --------

Cash and cash equivalents - end of period      $   -          $24,396            $ 211          $ 24,607
                                               ========       =======           ======          ========

                                                  ****************

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SEASONALITY AND QUARTERLY RESULTS

The Company's sales and operating results have varied and are expected to continue to vary, from quarter to quarter, as a result of factors that include:

o        seasonal patterns within the industry;
o        the unpredictability in the number, timing and type of new contracts;
o        the timing of contract expirations and events; and
o        the level of attendance at the facilities that we serve.

Business at the principal types of facilities that we serve is seasonal in nature, with MLB and minor league baseball sales concentrated in the second and third quarter, the majority of National Football League ("NFL") activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

Set forth below are comparative net sales by quarter (in thousands) for the first two quarters of fiscal 2002, fiscal 2001 and fiscal 2000:

                                2002          2001           2000
                                ----          ----           ----

         1st Quarter           $87,840        $ 83,194       $ 80,120

         2nd Quarter           $166,421       $157,646       $143,637

         3rd Quarter              -           $177,559       $188,289

         4th Quarter              -           $124,714       $110,487

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 2002 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 2001

Net Sales - For the thirteen weeks ended July 2, 2002, the Company's net sales increased $8.8 million or 5.6% to $166.4 million compared to $157.6 million for the thirteen weeks ended July 3, 2001. The increased sales were principally attributable to $5.1 million in sales from newly acquired service contracts and an increase in sales at the Company's convention center accounts of $3.6 million, primarily due to the expansion of one major facility.

Cost of sales - During the thirteen weeks ended July 2, 2002, cost of sales increased to $134.7 million from $127.4 million for the comparable period last year. The related increase of $7.3 million is primarily attributable to the higher level of sales. As a percentage of net sales, these costs increased to 80.9% versus 80.8% for the same period of the prior year. The slight increase was primarily the result of higher personnel costs related to an increase in insurance and workers' compensation partially offset by a decline, as a percentage of net sales, in cost of goods sold as a result of significant savings achieved at certain accounts.

Selling, general and administrative expenses - Selling, general and administrative expenses of $14.5 million for the thirteen weeks ended July 2, 2002 increased approximately 0.6% as a percentage of net sales from the prior year period. The increase was primarily the result of higher insurance costs due to dramatic price increases in the insurance market post September 11, 2001, higher corporate overhead expenses related to the addition of management positions and an increase in professional fees.

Depreciation  and  amortization  - For the  thirteen  weeks  ended July 2, 2002, depreciation and amortization was $6.7 million as compared to $6.1 million the prior year period. The increase was principally attributable to higher
amortization   expense   related  to  investments  for  the  renewal  and/or
acquisition of certain contracts, partially offset by a decline in amortization as a result of the discontinuation of goodwill and trademark amortization ($0.6 million) in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

Contract related losses - For the thirteen weeks ended July 2, 2002, contract related losses of $0.7 million reflect an impairment charge for the write-down of contact rights. In the prior year period, contract related losses reflect an impairment charge of $0.9 million and a receivable reserve of $2.3 million related to two of the Company's customers which filed for reorganization under Chapter 11 of the Bankruptcy Code.

Operating income - Operating income increased approximately $1.7 million from the prior year period primarily due to the factors discussed above.

Interest expense - Interest expense declined $0.8 million from the prior year period chiefly as a consequence of lower interest rates on the Company's adjustable rate debt.

Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes that taxable income or benefit will be realized in fiscal 2002. For the thirteen weeks ended July 2, 2002, it has recognized a tax provision of approximately $0.8 million to reduce the benefit of $1.3 million recorded in the first quarter 2002, in comparison to the recognition of no tax expense or benefit in the prior year period.

TWENTY-SIX WEEKS ENDED JULY 2, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 2001

Net Sales - Net sales of $254.3 million for the twenty-six weeks ended July 2, 2002 increased $13.5 million (approximately 6%) from $240.8 million in the prior year period. The increase was attributable in part to $8.8 million in sales from newly acquired service contracts and a $3.6 million increase in sales at the Company's convention center accounts, primarily as the result of the expansion of one major venue. In addition, NFL sales increased approximately $2.6 million as a result of five NFL games played during the period including four games which were postponed due to the events of September 11, 2001 and Super Bowl XXXVI. In the prior year period, two NFL playoff games were played at facilities served by the Company. Partially offsetting these improvements was the closure of certain contracts which accounted for a $4.1 decline in net sales.

Cost of sales - The Company's cost of sales as a percentage of net sales remained constant at 82.2% in both the current and prior year periods.

Selling, general and administrative expenses - Selling, general and administrative expenses of $26.6 million increased approximately 0.7% as a percentage of net sales from the prior year period, primarily as a result of higher insurance costs, an increase in corporate overhead expenses due to the addition of management positions and an increase in professional fees.

Depreciation and amortization - Depreciation and amortization of $12.3 million for the thirteen weeks ended July 2, 2002 increased $0.2 million from the prior year period. The increase was primarily due to higher amortization associated with investments for the renewal and/or acquisition of certain service contracts. The increase was partially offset by the discontinuation of goodwill and trademark amortization ($1.2 million) in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which became effective for the Company on January 2, 2002.

Contract related losses - For the twenty-six weeks ended July 2, 2002, contract related losses of $0.7 million reflect an impairment charge related to the write-down of contract rights. In the prior year period, contract related losses reflect an impairment charge of $0.9 million and a receivable reserve of $2.3 million related to two of the Company's customers which filed for reorganization under Chapter 11 of the Bankruptcy Code.

Operating income - Operating income increased approximately $1.6 million from the prior year period primarily due to the factors discussed above.

Interest expense - Interest expense declined $2.0 million from the prior year period chiefly as a consequence of lower interest rates on the Company's adjustable rate debt.

Other income - Service America received approximately $1.4 million in connection with funds set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, the company was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of any distribution were forfeited and all interest in those funds reverted back to Service America. Counsel has advised that Service America has no obligation to escheat such funds.

Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes taxable income or benefit will be realized in fiscal 2002. Accordingly in the twenty-six weeks ended July 2, 2002, it has recognized a tax benefit of approximately $0.5 million, in comparison to the recognition of no tax expense or benefit in the prior year period.



LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended July 2, 2002, net cash provided by operating activities was $40.1 million compared to net cash provided by operating activities of $25.0 million in the prior year period. The $15.1 million increase from the prior year period was principally attributable to a decrease of $5.4 million in net losses mainly as the result of the $1.6 million improvement in operating income, a $2.1 million decline in interest expense and the recovery of $1.4 million in funds by Service America Corporation, as discussed above. Additionally, the Company's liabilities increased as compared to the prior year period chiefly due to timing and higher accrued commissions and other contractual obligations related to the Company's MLB clients.

Net cash used in investing activities was $27.6 million in the twenty-six weeks ended July 2, 2002 compared to $13.4 million in the prior year period which primarily reflects a higher level of investment in contract rights and property and equipment associated with renewals of existing contracts in the current period.

For the twenty-six weeks ended July 2, 2002, net cash used in financing activities was $9.5 million as compared to $1.7 million in the prior year period, primarily reflecting higher net repayments of funds borrowed under the Company's revolving credit facility.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate total capital investments of $48.2 million in fiscal 2002. At July 2, 2002, $60.5 million of the Company's $75.0 million revolving credit facility was available to be borrowed with $14.5 million of outstanding, undrawn letters of credit reducing availability.

OUTLOOK

The Company generates a significant portion of its cash flows from MLB games during the third quarter of its fiscal year. The MLB players union and MLB team owners are negotiating a new labor contract, and the union has indicated its intention to strike if an agreement is not reached. Conceivably, the MLB team owners could take action to lock out the players if the negotiations are unsuccessful, although they have not indicated any intention to do so. If a strike or lock out caused the cancellation of a substantial number of games, it could materially adversely affect the Company's results of operations. In addition, the MLB Commissioner on July 10, 2002 warned that one MLB team was at risk of not making its payroll payments and a second team could possibly become insolvent prior to the end of the 2002 MLB season. Should either of these teams be clients of the Company and become insolvent, their insolvency could conceivably have a material adverse effect on the Company's future cash flows and the recoverability of its assets employed at the venue.



NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which became effective for the Company on January 2, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and trademarks amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has adopted SFAS 142 and completed the required transitional impairment test and found there to be no related impairments. In accordance with the standard, the Company has discontinued the amortization of goodwill and trademarks which was $1.2 million for the twenty-six weeks ended July 3, 2001.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 became effective for the Company on January 2, 2002. The adoption of SFAS 144 had no significant impact on the Company's financial position or results of operation.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except  for  the  historical   information  and  discussions  contained  herein,
statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, among other things:

o        our high degree of leverage and significant debt service obligations;
o        our history of net losses;
o the level of attendance at events held at the facilities at which we provide our services and the level of spending on the services that we provide at such events;
o the risk of labor stoppages affecting sports teams at whose facilities we provide our services;
o the risk of sports facilities at which we provide services losing their sports team tenants;
o        our ability to retain existing clients or obtain new clients;
o        the  highly  competitive   nature  of  the  recreational  food  service
         industry;
o        actions taken by our suppliers over which we have no control;
o        any future changes in management;
o        the risk of weaker economic conditions within the United States;
o        the risk of events similar to those of September 11, 2001;

o        general risks associated with the food industry;
o        any future changes in government regulation; and
o any changes in local government policies and practices regarding facility construction, taxes and financing.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding borrowings as of July 2, 2002 would cause a change in annual interest expense of approximately $1.1 million. The Company's Senior Subordinated Notes are fixed interest rate debt obligations.

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        (a)   Exhibits:  None.
        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2002.

                                        VOLUME SERVICES AMERICA, INC.


                                      By:  /s/ Kenneth R. Frick
                                         -------------------------------
                                   Name: Kenneth R. Frick
                                  Title: Executive Vice President and Chief
                                         Financial Officer