Form 10-Q
period 2002-10-01
VOLUME SERVICES AMERICA INC
filed 2002-11-15
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 1, 2002 or

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

                              (X) YES       ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at November 15, 2002, was 100.

                          VOLUME SERVICES AMERICA, INC.
                                      INDEX

PART I FINANCIAL INFORMATION..........................................................................................1

Item 1.  Financial Statements.........................................................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................21

Item 4.  Controls and Procedures

PART II OTHER INFORMATION............................................................................................22

Item 1.  Legal Proceedings...........................................................................................22

Item 6.  Exhibits and Reports on Form 8-K............................................................................22



                                     PART I
                              FINANCIAL INFORMATION

VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 1, 2002 AND JANUARY 1, 2002 (In Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------

                                                                                   OCTOBER 1,           JANUARY 1,
ASSETS                                                                                2002                 2002
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        $     10,460         $     15,142
  Accounts receivable, less allowance for doubtful accounts of
    $884 and $984 at October 1, 2002 and January 1, 2002,
    respectively                                                                         18,157               18,386
  Merchandise inventories                                                                16,544               13,221
  Prepaid expenses and other                                                              2,333                2,469
  Deferred income taxes                                                                   2,056                  701
                                                                                   ------------         ------------

          Total current assets                                                           49,550               49,919
                                                                                   ------------         ------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 49,842               47,548
  Merchandising equipment                                                                50,545               46,410
  Vehicles and other equipment                                                            9,172                8,426
  Construction in process                                                                   945                  176
                                                                                   ------------         ------------
          Total                                                                         110,504              102,560
  Less accumulated depreciation and amortization                                        (53,512)             (44,772)
                                                                                   ------------         ------------

          Property and equipment, net                                                    56,992               57,788
                                                                                   ------------         ------------

OTHER ASSETS:
  Contract rights, net                                                                  103,750               80,680
  Cost in excess of net assets acquired, net                                             46,457               46,457
  Deferred financing costs, net                                                           7,444                8,517
  Trademarks, net                                                                        17,049               17,049
  Other                                                                                   4,620                5,490
                                                                                   ------------         ------------

          Total other assets                                                            179,320              158,193
                                                                                   ------------         ------------

TOTAL ASSETS                                                                       $    285,862         $    265,900
                                                                                   ============         ============


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS  (CONTINUED)(UNAUDITED)
OCTOBER 1, 2002 AND JANUARY 1, 2002
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------------------------------------------------

                                                                                      OCTOBER 1,             JANUARY 1,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 2002                   2002
                                                                                  -----------------      -----------------

CURRENT LIABILITIES:
  Short-term note payable                                                                 $      -              $   4,750
  Current maturities of long-term debt                                                       1,150                  1,150
  Current maturities of capital lease obligation                                                 -                    267
  Accounts payable                                                                          18,877                 14,977
  Accrued salaries and vacations                                                            13,042                  8,546
  Liability for insurance                                                                    3,831                  2,934
  Accrued taxes, including income taxes                                                      6,437                  3,235
  Accrued commissions and royalties                                                         24,958                 11,901
  Accrued interest                                                                           1,019                  3,847
  Other                                                                                      4,821                  4,439
                                                                                          --------              ---------

          Total current liabilities                                                         74,135                 56,046
                                                                                          --------              ---------

LONG TERM LIABILITIES:
  Long-term debt                                                                           209,538                218,400
  Liability for insurance                                                                    2,488                    838
  Deferred income taxes                                                                      1,874                      -
  Other liabilities                                                                            848                    876
                                                                                          --------               --------

          Total long-term liabilities                                                      214,748                220,114
                                                                                          --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares                                                        -                      -
  Additional paid-in capital                                                                67,330                 66,852
  Accumulated deficit                                                                      (19,308)               (26,062)
  Accumulated other comprehensive loss                                                        (464)                  (471)
  Treasury stock - at cost (194 shares)                                                    (49,500)               (49,500)
  Loans to related parties                                                                  (1,079)                (1,079)
                                                                                          --------               --------

          Total stockholders' deficiency                                                    (3,021)               (10,260)
                                                                                          --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $285,862               $265,900
                                                                                          ========               ========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(LOSS)(UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
(In Thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                  THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                          ------------------------------------------------------------------------
                                                              OCTOBER 1,         OCTOBER 2,         OCTOBER 1,        OCTOBER 2,
                                                                 2002               2001               2002              2001
                                                          ----------------   ----------------   ----------------  ----------------

Net sales                                                  $       195,100    $       177,559    $       449,361   $       418,399

Cost of sales                                                      156,459            143,533            365,537           342,476
Selling, general, and administrative                                16,015             13,155             42,599            35,759
Depreciation and amortization                                        6,734              6,076             19,006            18,161
Contract related losses                                                  -                933                699             4,132
                                                           ---------------    ---------------    ---------------   ---------------

Operating income                                                    15,892             13,862             21,520            17,871
Interest expense                                                     5,129              5,554             15,661            18,104
Other income, net                                                      (28)               (91)            (1,446)             (155)
                                                           ---------------    ---------------    ---------------   ---------------

Income (loss) before income taxes                                   10,791              8,399              7,305               (78)
Income tax provision                                                 1,008                -                  551                -
                                                           ---------------    ---------------    ---------------   ---------------

Net income (loss)                                                    9,783              8,399              6,754               (78)

Other comprehensive gain (loss) - foreign currency
  translation adjustment                                              (152)              (133)                 7              (176)
                                                           ---------------    ---------------    ---------------   ---------------

Comprehensive income (loss)                                $         9,631    $         8,266    $         6,761   $          (254)
                                                           ===============    ===============    ===============   ===============


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD JANUARY 1, 2002 TO OCTOBER 1, 2002
(In Thousands, Except Share Data)

                                                                                ACCUMULATED
                                                   ADDITIONAL                      OTHER                        LOANS TO
                                COMMON   COMMON     PAID-IN       ACCUMULATED  COMPREHENSIVE      TREASURY      RELATED
                                SHARES   STOCK      CAPITAL        DEFICIT         LOSS             STOCK       PARTIES      TOTAL

BALANCE,  JANUARY 1, 2002         332       $-     $ 66,852      $(26,062)        $ (471)        $(49,500)    $ (1,079)    $(10,260)

Noncash compensation                -        -          478             -              -                -            -          478

Foreign currency translation        -        -            -             -              7                             -            7

Net income                          -        -            -         6,754              -                -            -        6,754
                                  ---       ---    --------      --------         -------        --------     --------      -------

BALANCE,  OCTOBER 1, 2002         332       $-     $ 67,330      $(19,308)        $ (464)        $(49,500)    $ (1,079)     $(3,021)
                                  ===       ===    ========      ========         ======         ========     ========      =======



See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
(In Thousands)
----------------------------------------------------------------------------------------------------------------------

                                                                                   THIRTY-NINE WEEKS ENDED
                                                                            ---------------------------------------
                                                                              OCTOBER 1,             OCTOBER 2,
                                                                                 2002                   2001
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ 6,754                $  (78)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                    19,006                 18,161
    Amortization of deferred financing costs                                          1,073                  1,074
    Contract related losses                                                             699                  4,132
    Noncash compensation                                                                478                    107
    Deferred tax change                                                                 551                      -
   Gain on disposition of assets                                                        (39)                   (32)
    Other                                                                                 7                   (176)
    Changes in assets and liabilities:
      Decrease (increase) in assets:
        Accounts receivable                                                             229                    794
        Merchandise inventories                                                      (3,323)                (5,592)
        Prepaid expenses                                                                136                   (332)
        Other assets                                                                     37                 (2,232)
      Increase (decrease) in liabilities:
        Accounts payable                                                              1,552                  4,303
        Accrued salaries and vacations                                                4,496                  2,446
        Liability for insurance                                                       2,547                    254
        Accrued commissions and royalties                                            13,057                  3,978
        Other liabilities                                                               728                   (711)
                                                                                   --------                -------

          Net cash provided by operating activities                                  47,988                 26,096
                                                                                   --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            (7,622)                (6,185)
  Proceeds from sale of property and equipment                                        2,387                     62
  Contract rights acquired, net                                                     (35,904)               (16,420)
                                                                                   --------                -------

          Net cash used in investing activities                                     (41,139)               (22,543)
                                                                                   --------                -------


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
(In Thousands)

                                                                                       THIRTY-NINE WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  OCTOBER 1,             OCTOBER 2,
                                                                                     2002                   2001
                                                                                  ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments - revolving loans                                                $ (12,750)              $ (2,000)
  Principal payments on long-term debt                                                 (862)                  (862)
  Principal payments on capital lease obligations                                      (267)                  (167)
  Increase in bank overdrafts                                                         2,348                  1,745
  Loans to related parties                                                                -                    (35)
                                                                                  ---------               --------

           Net cash used in financing activities                                    (11,531)                (1,319)
                                                                                  ---------               --------

INCREASE/(DECREASE) IN CASH                                                          (4,682)                 2,234

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                15,142                 14,726
                                                                                  ---------               --------

  End of period                                                                   $  10,460               $ 16,960
                                                                                  =========               ========



See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
--------------------------------------------------------------------------------


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

      The results of operations for the thirty-nine week period ended October 1, 2002 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 31, 2002 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2002 included in the Company's annual report on Form 10-K.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications - Certain amounts in 2001 have been reclassified, where applicable, to conform to the financial statement presentation used in 2002.

      New  Accounting  Standards  -  In  July  2001,  the  Financial  Accounting
      Standards  Board  ("FASB")  issued   Statement  of  Financial   Accounting
      Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which became effective for the Company on January 2, 2002. SFAS 142 requires, among other things, discontinuing amortization of goodwill and identifiable intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has adopted SFAS 142 and completed the required transitional impairment test and found there to be no related impairments. In accordance with the standard, the Company discontinued the amortization of goodwill and trademarks, identified intangible assets which management believe have indeterminable lives. A reconciliation of net income (loss) to adjusted net income is as follows:


                                            THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                      ------------------------------    -----------------------------
                                       OCTOBER 1,      OCTOBER 2,       OCTOBER 1,       OCTOBER 2,
                                          2002            2001             2002             2001
                                      --------------  --------------    ------------    -------------
                                                                (In thousands)
Reported net income (loss)                $ 9,783         $ 8,399          $ 6,754        $   (78)
  Goodwill amortization                        -              443               -           1,328
  Trademark amortization                       -              171               -             515
                                          -------         -------          -------        -------
Adjusted net income                       $ 9,783         $ 9,013          $ 6,754        $ 1,765
                                          =======         =======          =======        =======


     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 became effective for the Company on January 2, 2002. The adoption of SFAS 144 had no significant impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. First, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact on the Company due to the amendment of SFAS No. 13. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company has not yet evaluated the impact of the rescission on its financial position or results of operations of SFAS No. 4, 44 and 64 and the other technical corrections prescribed by this statement, all of which become effective for the Company in fiscal 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company has not yet evaluated the impact of this statement on its financial position or results of operations.

     Contract rights - During the thirty-nine weeks ended October 1, 2002, the Company entered into contracts to provide specified concession and other services. Contract rights of approximately $35.9 million were purchased and will be amortized on a straight line basis over the lives of the agreements.

     Insurance - At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers' compensation risk supplemented by stop-loss type insurance policies. During the fiscal years 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers' compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability and workers' compensation risks, supplemented by stop-loss type insurance policies. Management determines the estimate of the reserve for the deductible and self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported.

     The Company became self-insured for employee health insurance in December 1999. Prior to December 1999, the Company had a premium-based insurance program. The reserve for the employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported.

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

     Income taxes for the thirty-nine weeks ended October 1, 2002 and October 2, 2001 are calculated using the projected effective tax rate for fiscal 2002 and 2001, respectively, which in fiscal 2002 includes the reversal of approximately $0.8 million of valuation allowances on deferred tax assets and the utilization of approximately $0.9 million of wages and tip credits.

3.   CONTRACT RELATED LOSSES

     Contract related losses for the thirty-nine weeks ended October 1, 2002 reflect an impairment charge of approximately $0.7 million for the write-down of contract rights. For the thirty-nine weeks ended October 2, 2001, contract related losses consist of approximately $1.8 million for the write-down of property and equipment and a receivable reserve of $2.3 million related to two of the Company's customers which filed for reorganization under Chapter 11 of the Bankruptcy Code.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. In the opinion of management, any liabilities arising out of any currently pending proceedings will not have a material adverse effect on our financial condition or results of operations.

5.   EXECUTIVE EMPLOYMENT AGREEMENT

     Effective April 15, 2002, the Company entered into an Executive Employment Agreement (the "Agreement") with its Chief Executive Officer, Lawrence E. Honig. The Agreement provides for the grant of stock options equal to three percent of the total outstanding number of shares of Volume Holdings on the option issuance date pursuant to a stock option plan that was to be adopted within 180 days of the effective date of the Agreement. As of November 15, 2002, The Company and the Chief Executive Officer are working to develop the stock option plan, which they anticipate will be completed in the near future. The exercise price is to be equivalent to the fair value of the common stock as established by the board of directors on the grant date and the stock options will vest 20% per year during a period of five years. The stock options will terminate ten years from the grant date. The Company plans to measure compensation cost, if any, associated with the stock options based upon the intrinsic value of the stock options measured at the grant date, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

6.   NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company's $100 million in 11 1/4% senior subordinated notes due 2009 are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America (the "Guarantor Subsidiaries"), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (together the "Non-Guarantor Subsidiaries"). The following table sets forth the condensed consolidated financial statements of Volume Holdings, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 1, 2002 and January 1, 2002 (in the case of the balance sheets), for the thirteen and thirty-nine week periods ended, October 1, 2002 and October 2, 2001 (in the case of the statements of operations and comprehensive income (loss)) and for the thirty-nine week periods ended, October 1, 2002 and October 2, 2001 (in the case of the statements of cash flows).

                              CONSOLIDATING CONDENSED BALANCE SHEET, OCTOBER 1, 2002 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                             PARENT      GUARANTOR     NON-GUARANTOR
ASSETS                                      COMPANY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents                $      -      $ 10,241        $   219       $      -       $ 10,460
  Accounts receivable                             -        16,695          1,462              -         18,157
  Other current assets                            -        26,613          1,655         (7,335)        20,933
                                           --------      --------        -------       --------       --------
           Total current assets                   -        53,549          3,336         (7,335)        49,550
Property and equipment                            -        53,748          3,244              -         56,992
Contract rights, net                              -       102,922            828              -        103,750
Cost in excess of net assets acquired, net        -        46,457              -              -         46,457
Investment in subsidiaries                   (3,021)            -              -          3,021              -
Other assets                                      -        29,091             22              -         29,113
                                           --------      --------        -------       --------       --------

Total assets                               $ (3,021)     $285,767        $ 7,430       $ (4,314)      $285,862
                                           ========      ========        =======       ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Intercompany liabilities                 $      -      $      -        $ 7,335       $ (7,335)      $      -
  Other current liabilities                       -        71,842          2,293              -         74,135
                                           --------      --------        -------       --------       --------
           Total current liabilities              -        71,842          9,628         (7,335)        74,135
Long-term debt                                    -       209,538              -              -        209,538
Other liabilities                                 -         5,210              -              -          5,210
                                           --------      --------        -------       --------       --------
           Total liabilities                      -       286,590          9,628         (7,335)       288,883
                                           --------      --------        -------       --------       --------

Stockholders' deficiency:
  Common stock                                    -             -              -              -              -
  Additional paid-in capital                 67,330        67,330              -        (67,330)        67,330
  Accumulated deficit                       (19,308)      (17,574)        (1,734)        19,308        (19,308)
  Treasury stock and other                  (51,043)      (50,579)          (464)        51,043        (51,043)
                                           --------      --------        -------       --------       --------
           Total stockholders' deficiency    (3,021)         (823)        (2,198)         3,021         (3,021)
                                           --------      --------        -------       --------       --------

Total liabilities and stockholders'
  deficiency                               $ (3,021)     $285,767        $ 7,430       $ (4,314)      $285,862
                                           ========      ========        =======       ========       ========


                               CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                        THIRTEEN WEEK PERIOD ENDED OCTOBER 1, 2002 (IN THOUSANDS)

                                                        COMBINED           COMBINED
                                         VOLUME         GUARANTOR        NON-GUARANTOR
                                        HOLDINGS      SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED

Net sales                                 $               $ 186,674         $ 8,426       $                 $ 195,100

Cost of sales                                               149,211           7,248                           156,459
Selling, general, and administrative                         15,129             886                            16,015
Depreciation and amortization                                 6,483             251                             6,734
                                          ---------       ---------         -------       -----------       ---------
Operating income                                             15,851              41                            15,892
Interest expense                                              5,129                                             5,129
Other income, net                                               (28)                                              (28)
                                          ---------       ---------         -------       -----------       ---------
Income before income taxes                                   10,750              41                            10,791
Income tax provision                                          1,008               -                             1,008
                                          ---------       ---------        --------       -----------       ---------
Equity in earnings of subsidiaries            9,783               -               -            (9,783)              -
                                          ---------       ---------        --------       -----------       ---------
Net income                                    9,783           9,742              41            (9,783)          9,783
Other comprehensive loss -
foreign currency translation adjustment          -               -             (152)              -              (152)
                                          ---------       ---------        --------       -----------       ---------

Comprehensive income (loss)               $   9,783       $   9,742        $   (111)      $    (9,783)      $   9,631
                                          =========       =========        ========       ===========       =========

                               CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                     THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 2002 (IN THOUSANDS)

                                                           COMBINED           COMBINED
                                            VOLUME         GUARANTOR        NON-GUARANTOR
                                           HOLDINGS      SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                  $              $ 426,300       $  23,061        $               $  449,361

Cost of sales                                               345,646          19,891                           365,537
Selling, general, and administrative                         40,316           2,283                            42,599
Depreciation and amortization                                18,291             715                            19,006
Contract related losses                                         699              -                                699
                                           --------       ---------       ---------        ---------        ---------
Operating income                                             21,348             172                            21,520
Interest expense                                             15,646              15                            15,661
Other income, net                                            (1,445)             (1)                           (1,446)
                                           --------       ---------       ---------        ---------        ---------
Income before income taxes                                    7,147             158                             7,305
Income tax provision                                            551              -                                551
                                           --------       ---------       ---------        ---------        ---------
Loss in earnings of subsidiaries              6,754              -               -            (6,754)              -
                                           --------       ---------       ---------        ---------        ---------
Net income                                    6,754           6,596             158           (6,754)           6,754
Other comprehensive gain -
foreign currency translation adjustment          -               -                7                -                7
                                           --------       ---------       ---------        ---------        ---------

Comprehensive income                       $  6,754       $   6,596       $     165        $  (6,754)       $   6,761
                                           ========       =========       =========        =========        =========

                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                  THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 2002 (IN THOUSANDS)

                                                                      COMBINED          COMBINED
                                                          VOLUME      GUARANTOR         NON-GUARANTOR
                                                         HOLDINGS   SUBSIDIARIES        SUBSIDIARIES   CONSOLIDATED

Cash Flows Provided by Operating  Activities                $ -       $ 47,331           $ 657           $ 47,988
                                                            ----      --------           -----           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net                     -         (7,018)           (604)            (7,622)
  Proceeds from sale of property, plant and equipment                    2,387                              2,387
  Contract rights acquired, net                               -        (35,904)             -             (35,904)
                                                            ----      --------           -----           --------

           Net cash used in investing activities              -        (40,535)           (604)           (41,139)
                                                            ----      --------           -----           --------

Cash Flows from Financing Activities:
  Net repayments - revolving loans                             -       (12,750)              -            (12,750)
  Principal payments on long-term debt                         -          (862)              -               (862)
  Principal payments on capital lease obligations              -          (267)              -               (267)
  Increase in bank overdrafts                                  -         2,348                              2,348
                                                            ----      --------           -----           --------

    Net cash used in financing activities                      -       (11,531)                           (11,531)
                                                            ----      --------           -----           --------

Increase (decrease) in cash                                    -        (4,735)             53             (4,682)

Cash and cash equivalents - beginning of period                -        14,976             166             15,142
                                                            ----      --------           -----           --------

Cash and cash equivalents - end of period                   $  -      $ 10,241           $ 219           $ 10,460
                                                            ====      ========           =====           ========

CONSOLIDATING CONDENSED BALANCE SHEET JANUARY 1, 2002 (IN THOUSANDS)


                                                         COMBINED       COMBINED
                                            PARENT      GUARANTOR     NON-GUARANTOR
ASSETS                                     COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents                $             $ 14,976        $   166        $             $ 15,142
  Accounts receivable                                      16,471          1,915                        18,386
  Other current assets                                     23,667          1,028          (8,304)       16,391
                                                         --------        -------        --------      --------
           Total current assets                            55,114          3,109          (8,304)       49,919
Property and equipment                                     54,607          3,181                        57,788
Contract rights, net                                       79,890            790                        80,680
Cost in excess of net assets acquired, net                 46,457                                       46,457
Investment in subsidiaries                  (10,260)                                      10,260
Other assets                                               31,050              6                        31,056
                                           --------      --------        -------        --------      --------

Total assets                               $(10,260)     $267,118        $ 7,086        $  1,956      $265,900
                                           ========      ========        =======        ========      ========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $             $               $ 8,304        $ (8,304)    $
  Other current liabilities                                54,901          1,145                        56,046
                                           --------      --------        -------        --------     ---------
           Total current liabilities                       54,901          9,449          (8,304)       56,046
Long-term debt                                            218,400                                      218,400
Other liabilities                                           1,714                                        1,714
                                           --------      --------        -------        --------     ---------
           Total liabilities                              275,015          9,449          (8,304)      276,160
                                           --------      --------        -------        --------     ---------

Stockholders' deficiency:
  Common stock
  Additional paid-in capital                 66,852        66,852                        (66,852)       66,852
  Accumulated deficit                       (26,062)      (24,170)        (1,892)         26,062       (26,062)
  Treasury stock and other                  (51,050)      (50,579)          (471)         51,050       (51,050)
                                           --------      --------        -------       ---------     ---------
           Total stockholders' deficiency   (10,260)       (7,897)        (2,363)         10,260       (10,260)
                                           --------      --------        -------       ---------     ---------

Total liabilities and stockholders'
  deficiency                               $(10,260)     $267,118        $ 7,086       $   1,956     $ 265,900
                                           ========      ========        =======       =========     =========



                            CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 2001 (IN THOUSANDS)


                                                       COMBINED        COMBINED
                                          VOLUME      GUARANTO       NON-GUARANTOR
                                         HOLDINGS    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                              $170,669         $ 6,890                         $177,559

Cost of sales                                           137,704           5,829                          143,533
Selling, general, and administrative                     12,672             483                           13,155
Depreciation and amortization                             5,864             212                            6,076
Contract related losses                                     933               -                              933
                                                       --------         -------                         --------
Operating income                                         13,496             366                           13,862
Interest expense                                          5,443             111                            5,554
Other income, net                                           (85)             (6)                             (91)
                                                       --------         -------                         --------
Equity in earnings of subsidiaries       $ 8,399              -               -        $ (8,399)               -
                                         -------       --------         -------        --------         --------
Net income                                 8,399          8,138             261          (8,399)           8,399

Other comprehensive loss -
foreign currency translation adjustment       -              -             (133)             -              (133)
                                         -------        -------         -------        --------         --------

Comprehensive income                     $ 8,399        $ 8,138         $   128        $ (8,399)        $  8,266
                                         =======        =======         =======        ========         ========



                          CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                    THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2001 (IN THOUSANDS)

                                                       COMBINED        COMBINED
                                          VOLUME       GUARANTOR     NON-GUARANTOR
                                         HOLDINGS     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED

Net sales                                              $399,266         $19,133                        $418,399

Cost of sales                                           325,686          16,790                         342,476
Selling, general, and administrative                     34,504           1,255                          35,759
Depreciation and amortization                            17,562             599                          18,161
Contract related losses                                   4,132               -                           4,132
                                                       --------         -------                        --------
Operating income                                         17,382             489                          17,871
Interest expense                                         17,993             111                          18,104
Other income, net                                          (130)            (25)                           (155)
                                                       --------         -------                        --------
Income (loss) before income taxes                          (481)            403                             (78)
Loss in earnings of subsidiaries           $ (78)             -               -           $ 78                -
                                           -----       --------         -------           ----         --------
Net income (loss)                            (78)          (481)            403             78              (78)

Other comprehensive loss -
foreign currency translation adjustment       -              -             (176)            -              (176)
                                           -----       -------          -------           ----         --------

Comprehensive income (loss)                $ (78)      $   (481)        $   227           $ 78         $   (254)
                                           =====       ========         =======           ====         ========


                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2001 (IN THOUSANDS)

                                                                  COMBINED            COMBINED
                                                       VOLUME     GUARANTOR         NON-GUARANTOR
                                                      HOLDINGS  SUBSIDIARIES         SUBSIDIARIES   CONSOLIDATED

Cash Flows from Operating Activities                     $ -      $ 26,375            $ (279)         $ 26,096
                                                         ---      --------            ------          --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                        -        (6,120)             (65)            (6,185)
  Proceeds from sale of property and equipment              -            62                -                 62
  Purchase of contract rights                               -       (16,420)               -            (16,420)
                                                          ---      --------           -------         ---------

           Net cash used in investing activities            -       (22,478)             (65)           (22,543)
                                                          ---      --------           ------          ---------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                      -          (862)               -               (862)
  Net repayments - revolving loans                          -        (2,000)               -             (2,000)
  Principal payments on capital lease obligations           -          (167)               -               (167)
  Increase in bank overdrafts                               -         1,745                -              1,745
  Increase in loans to related parties                      -           (35)               -                (35)
                                                          ---      --------           ------          ---------

           Net cash used in financing activities            -        (1,319)               -             (1,319)
                                                          ---      --------           ------          ---------

Increase (decrease) in cash                                 -         2,578             (344)             2,234

Cash and cash equivalents - beginning of period             -        14,158              568             14,726
                                                          ---      --------           ------          ---------

Cash and cash equivalents - end of period                 $ -      $ 16,736           $  224          $  16,960
                                                          ===      ========           ======          =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SEASONALITY AND QUARTERLY RESULTS

The Company's sales and operating results have varied and are expected to continue to vary, from quarter to quarter (a quarter is comprised of thirteen or fourteen weeks), as a result of factors which include:

     o    seasonal patterns within the industry;

     o    the unpredictability in the number, timing and type of new contracts;

     o    the timing of contract expirations and events; and

     o    the level of attendance at the facilities we serve.

Business at the principal types of facilities we serve is seasonal in nature with Major League Baseball ("MLB") and minor league baseball sales concentrated in the second and third quarter, the majority of National Football League ("NFL") activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

Set forth below are comparative net sales by quarter (in thousands) for the first three quarters of fiscal 2002 and four quarters of fiscal 2001 and fiscal 2000:

                                2002            2001             2000
                                ----            ----             ----

         1st Quarter.......    $87,840       $ 83,194         $ 80,120

         2nd Quarter.......  $166,421        $157,646         $143,637

         3rd Quarter.......  $195,100        $177,559         $188,289

         4th Quarter.......         -        $124,714         $110,487


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 2, 2001

         Net sales - Net sales of $195.1 million for the thirteen weeks ended October 1, 2002 increased by $17.5 million (approximately 10%) from $177.6 million in the prior year period. The Company's results for the thirteen week period of 2001 were adversely impacted by the events of September 11, 2001 which are estimated to have reduced net sales during the period by 7%. The postponement of 28 MLB games until the 4th fiscal quarter and four NFL games until fiscal 2002 had the most significant impact on the Company's net sales. For the current year period, 28 more MLB games were played including one playoff game resulting in higher net sales of approximately $7.1 million at the Company's MLB accounts. Net sales at NFL venues generated an additional $5.1 million due primarily to 4 additional games. Finally, a successful summer music amphitheater season contributed an increase in net sales of $3.4 million during the period.

         Cost of sales - Cost of sales of $156.5 million for the thirteen week ended October 1, 2002 increased by $13.0 million from $143.5 million from the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales decreased by approximately 1% from the prior year period to 80%. This decrease was due mainly to efficiencies associated with the greater sales volume and an overall lower commission rate arising from a change in sales mix from contracts with high commission rates in the prior year period to those with slightly lower rates in the current period.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $16.0 million increased approximately .8% as a percentage of net sales from the prior year period. The increase was primarily the result of higher insurance costs due to dramatic price increases in the insurance market following September 11, 2001, higher corporate overhead expenses related to the addition of management positions and an increase in professional fees.

         Depreciation and amortization - For the thirteen weeks ended October 1, 2002, depreciation and amortization was $6.7 million compared to $6.1 million in the prior year period. The increase was principally attributable to higher amortization expense related to investments for the renewal and/or acquisition of certain contracts, partially offset by a decline in amortization as a result of the discontinuation of goodwill and trademark amortization ($.6 million) in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

         Contract related losses - The prior year period reflects an impairment charge in the amount of $.9 million relating primarily to the write-down of equipment and leasehold improvements for certain contracts.

         Operating income - Operating income increased approximately $2.0 million from the prior year period due to the factors described above.

         Interest expense - Interest expense decreased by $.4 million from the prior year period due primarily to lower interest rates on the Company's variable rate debt.

         Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. Income taxes for the thirteen weeks ended October 1, 2002 and October 2, 2001 are calculated using the projected effective tax rate for fiscal 2002 and 2001, respectively, which in fiscal 2002 includes the reversal of approximately $0.8 million of valuation allowances on deferred tax assets and the utilization of approximtely $0.9 million of wage and top credits.


THIRTY-NINE WEEKS ENDED OCTOBER 1, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 2001

         Net sales - Net sales of $449.4 million for the thirty-nine weeks ended October 1, 2002 increased by $31.0 million (approximately 7%) from $418.4 million in the prior year period. The Company's results for the thirty-nine week period of 2001 were adversely impacted by the events of September 11, 2001 which are estimated to have reduced net sales during the period by 3%. As discussed above, the postponement of NFL and MLB games had the most significant impact on the Company's net sales. As of the thirty-nine week period ended October 1, 2002, nine additional NFL games have been played as compared to the prior year period. Five of the games were played during the first thirteen weeks of the period, including four games which were postponed due to the events of September 11, 2001, and Super Bowl XXXVI, which was hosted by a venue served by the Company. In the prior year period, two NFL playoff games were played at facilities served by the Company. In the aggregate, net sales attributable to NFL activity were $8.0 million greater in the current period as compared to the prior year period. MLB games including one playoff game contributed $4.3 million to the increase primarily as a result of an increase in the number of games played in the 2002 period due to the postponement of games in the prior year period. In addition, newly acquired service contracts generated net sales of $6.6 million and a successful summer music amphitheatre season contributed an increase in net sales of $2.5 million during the period.

         Cost of sales - Cost of sales of $365.5 million for the thirty-nine weeks ended October 1, 2002 increased by $23.0 million from $342.5 million from the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales decreased by approximately 0.5% from the prior year period to 81%. This decrease was due mainly to efficiencies associated with the greater sales volume.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $42.6 million increased approximately 1% as a percentage of net sales from the prior year period. The increase was primarily the result of higher insurance costs due to dramatic price increases in the insurance market post September 11, 2001, higher corporate overhead expenses related to the addition of management positions and an increase in professional fees.

         Depreciation and amortization - For the thirty-nine weeks ended October 1, 2002, depreciation and amortization was $19.0 million compared to $18.2 million in the prior year period. The increase was principally attributable to higher amortization expense related to investments for the renewal and/or acquisition of certain contracts, partially offset by a decline in amortization as a result of the discontinuation of goodwill and trademark amortization ($1.8 million) in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

         Contract related losses - Contract related losses in the thirty-nine weeks ended October 1, 2002, of $.7 million reflect an impairment charge related to a write-down of contract rights. In the prior year period, contract related losses reflect an impairment charge in the amount of $1.8 million and a receivable reserve of $2.3 million related to two of the Company's customers which filed for reorganization under Chapter 11 of the Bankruptcy Code.

         Operating income - Operating income increased approximately $3.6 million from the prior year period due to the factors described above.

         Interest expense - Interest expense decreased by $2.4 million from the prior year period due primarily to lower interest rates on the Company's variable rate debt.

         Other income, net - The Company's wholly-owned subsidiary, Service America Corporation, received approximately $1.4 million during the thirty-nine week period ended October 1, 2002 from funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, the company was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Counsel has advised that Service America has no obligation to escheat such funds.

         Income taxes - Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. Income taxes for the thirty-nine weeks ended October 1, 2002 and October 2, 2001 are calculated using the projected effective tax rate for fiscal 2002 and 2001, respectively, which in fiscal 2002 includes the reversal of approximately $0.8 million of valuation allowances on deferred tax assets and the utilization of approximtely $0.9 million of wage and top credits.


LIQUIDITY AND CAPITAL RESOURCES

         For the thirty-nine weeks ended October 1, 2002, net cash provided by operating activities was $48.0 million compared to net cash provided by operating activities of $26.1 million in the prior year period. The $21.9 million increase from the prior year period was principally attributable to a decrease of $7.1 million in net losses, mainly as the result of the $3.6 million improvement in operating income, a $2.4 million decline in interest expense and the recovery of $1.4 million in funds by Service America, as discussed above. Additionally, the Company's working capital decreased as compared to the prior year period chiefly due to timing of payments to vendors and employees and higher accrued commissions and other contractual obligations related to the Company's MLB and NFL clients.

         Net cash used in investing activities was $41.1 million in the thirty-nine weeks ended October 1, 2002 compared to $22.5 million in the prior year period. This primarily reflects a higher level of investment in contract rights and property and equipment associated with renewals of existing contracts in the current period.

         For the thirty-nine weeks ended October 1, 2002, net cash used in financing activities was $11.5 million as compared to $1.3 million in the prior year period. This primarily reflects higher net repayments of funds borrowed under the Company's revolving credit facility.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate net capital investments of $46.1 million in fiscal 2002 of which $41.1 million has been invested to date. At October 1, 2002, $58.6 million of the Company's $75.0 million revolving credit facility was available to be borrowed with $16.4 million of outstanding, undrawn letters of credit reducing availability.

NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on January 2, 2002. SFAS No. 142 requires, among other things, discontinuing amortization of goodwill and identifiable intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has adopted SFAS No. 142 and completed the required transitional impairment test and found there to be no related impairments. In accordance with the standard, the Company discontinued the amortization of goodwill and trademarks, identified intangible assets which management believe have indeterminable lives.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 became effective for the Company on January 2, 2002. The adoption of SFAS No. 144 had no significant impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. First, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact on the Company due to the amendment of SFAS No. 13. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company has not yet evaluated the impact on its financial position or results of operations of the rescission of SFAS No. 4, 44 and 64 and the other technical corrections prescribed by this statement, all of which become effective for the Company in fiscal 2003.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company has not yet evaluated the impact of this statement on its financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk - We are exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding borrowings as of October 1, 2002 would cause a change in annual interest expense of approximately $1.1 million. The Company's Senior Subordinated Notes are fixed interest rate debt obligations.

         As of October 1, 2002, there hs been no material changes in the quantitative and qualitative disclosures about market risk than were presented in the Company's Form 10-K for the year ended January 1, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As disclosed in the Company's report on Form 10-K for the fiscal year ended January 1, 2002, the City of Bridgeport, Connecticut asserted a claim against the Company of approximately $2.1 million for certain construction charges the City incurred in building an arena in the City. In August 2002, the Company and the City entered into a final settlement agreement, pursuant to which the Company will pay the City approximately $58,000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         None

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2002.

                               VOLUME SERVICES AMERICA, INC.


                               By:    /s/ Kenneth R. Frick
                               ---------------------------------
                               Name: Kenneth R. Frick
                               Title:   Executive Vice President and Chief
                                        Financial Officer

                                  CERTIFICATION

I, Lawrence E. Honig, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Volume Services America, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any  fraud,  whether  or  not   material,  that   involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 15, 2002


/s/ Lawrence E. Honig
------------------------------------------
Lawrence E. Honig
Chief Executive Officer

                                  CERTIFICATION

I, Kenneth R. Frick, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Volume Services America, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud,  whether  or   not   material,  that   involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002

/s/ Kenneth R. Frick
----------------------------------
Kenneth R. Frick
Chief Financial Officer