Form 10-K
period 2002-12-31
VOLUME SERVICES AMERICA INC
filed 2003-03-21
CIK 1086775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

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

            201 EAST BROAD STREET
         SPARTANBURG, SOUTH CAROLINA                               29306
   (Address of principal executive offices)                      (Zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (864) 598-8600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), as of each of July 1, 2002 and March 20, 2003, was $0.

     The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, at March 20, 2003, was 100.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Volume Services America, Inc. ("Volume Services America"), a Delaware corporation, operates through its subsidiaries as a leading provider of food and beverage concessions, high-end catering and merchandise services for sports facilities, convention centers and other entertainment facilities throughout the United States. We currently provide services at 129 client facilities, typically pursuant to long-term contracts that grant us the exclusive right to provide certain food and beverage products and services and, under some contracts, merchandise products and other services within the facility. The breakdown of facilities that we serve by primary client category is as follows: 66 sports facilities, 31 convention centers and 32 other entertainment facilities. At two sports facilities, we have contracts to provide full facility management services.

     On February 11, 2003, we announced that we changed our tradename for our operating subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America") from Volume Services America to Centerplate.

     Throughout this document, we refer to Volume Service America Holdings, Inc., a Delaware corporation and the parent of Volume Services America, as "Volume Holdings," and, together with its consolidated operations, as "we," "our" and "us," unless otherwise indicated.

SERVICES AND CLIENT CATEGORIES

  SPORTS FACILITIES

     We currently have contracts to provide services, including food and beverage concessions and, in some cases, the selling of merchandise, at 66 sports facilities, including stadiums and arenas throughout the United States. At some of these facilities, we also provide high-end catering services for premium seating, luxury suites and in-stadium restaurants. These facilities host sports teams as well as other forms of entertainment, such as concerts and other large civic events. These facilities may also host conventions, trade shows and meetings. The stadiums and arenas at which we provide our services seat from 7,500 to 102,000 persons and typically host sporting events such as the National Football League ("NFL") and college football games, Major League Baseball ("MLB") or minor league baseball games, the National Basketball Association ("NBA") and college basketball games, National Hockey League ("NHL") and minor league hockey games, concerts, ice shows and circuses.

     Concession-style sales of food and beverages represent the majority of our business at sports facilities. High-end catering for luxury suites, premium concession services for premium seating and in-stadium restaurants are currently responsible for a significantly smaller portion of net sales at sports facilities, but have been gaining importance due to the general growth of premium seating as a proportion of total stadium and arena seating and to the general increase in demand for a variety of food and beverage offerings. Also, premium seating is important to our clients because of the significant net sales generated for those clients by purchasers of luxury seats and suites. Consequently, the ability to provide high-end catering is an important factor when competing for contracts, and we expect it to become more important in the future. In addition to the provision of food and beverage catering and concession services, we sell team-licensed and other merchandise during events at certain facilities. For example, we provide a wide range of merchandise services, including in-stadium stores and roving vendors, at almost all of the MLB facilities that we serve.

     Our contracts for sports facilities are typically for terms ranging from five to 20 years. In general, stadium and arena contracts require a larger up-front or committed future capital investment than contracts for convention centers and other entertainment facilities and typically have a longer contract term. In addition, some sports facility contracts require greater capital investment than others, and we typically receive a more favorable commission structure at facilities where we have made larger capital investments.

     The following chart lists all of our major league sports facility tenants as of December 31, 2002:

                                                      SPORTS TEAM        SEATING CAPACITY
NAME                              LOCATION               TENANT              (SPORT)
----                              --------            -----------        ----------------
ALLTEL Stadium Florida......  Jacksonville, FL    Jacksonville Jaguars     73,000(NFL)
Arrowhead Stadium...........  Kansas City, MO     Kansas City Chiefs       79,000(NFL)
FedEx Field.................  Landover, MD        Washington Redskins      80,000(NFL)
HHH Metrodome...............  Minneapolis, MN     Minnesota Vikings        64,000(NFL)
                                                  Minnesota Twins          44,000(MLB)
INVESCO Field at MileHigh
  Stadium...................  Denver, CO          Denver Broncos           76,000(NFL)
Kaufmann Field..............  Kansas City, MO     Kansas City Royals       40,600(MLB)
Louisiana Superdome.........  New Orleans, LA     New Orleans Saints       70,054(NFL)
New Orleans Arena...........  New Orleans, LA     New Orleans Hornets      18,500(NBA)
Pacific Bell Park...........  San Francisco, CA   San Francisco Giants     42,000(MLB)
Palace of Auburn Hills......  Auburn Hills, MI    Detroit Pistons          21,000(NBA)
Qualcomm Stadium............  San Diego, CA       San Diego Chargers,      71,400(NFL)
                                                  San Diego Padres         60,750(MLB)
RCA Dome....................  Indianapolis, IN    Indianapolis Colts       60,000(NFL)
Safeco Field................  Seattle, WA         Seattle Mariners         47,145(MLB)
San Francisco Stadium at
  Candlestick Point.........  San Francisco, CA   San Francisco 49ers      68,000(NFL)
The Coliseum................  Nashville, TN       Tennessee Titans         68,500(NFL)
Tropicana Field.............  St. Petersburg,     Tampa Bay Devil Rays     48,500(MLB)
                              FL
Xcel Energy Center..........  St. Paul, MN        Minnesota Wild           18,064(NHL)
Yankee Stadium..............  New York, NY        New York Yankees         55,000(MLB)

  CONVENTION CENTERS

     We currently have contracts to provide services, including banquet catering and food court operations, to 31 convention centers, two of which are located in Canada. Convention centers typically host conventions, industrial and trade shows, company meetings, banquets, receptions and consumer exhibitions, such as auto, boat or computer shows.

     The services that we provide at convention centers typically include catering services, providing food court operations, assisting in planning events, and marketing clients' facilities. Catering services consist primarily of providing large-scale banquet services to functions held in the facilities' ballrooms and banquet halls. We are equipped to tailor our services for small groups to groups of several thousand persons at the facility. To cater meals at certain facilities for larger groups, we may draw, as needed, on the services of chefs, event managers and other employees throughout the region in which the facility is located. At trade shows and consumer exhibitions, we frequently provide smaller-scale catering services to meetings, exhibitions and trade show booths. In operating food courts at convention centers, we typically provide concession sales services from several different locations, which sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products.

     Our contracts with convention centers are typically for terms ranging from two to five years. In general, convention center contracts are for a shorter contract term than contracts for sports facilities, but typically require less up-front or committed future capital investment. We typically receive a more favorable commission structure at facilities where we have made larger capital investments. The following chart lists some of our major contracts:

                                                                         SIZE (APPROX.
NAME                                                   LOCATION           SQ. FT)(1)
----                                                   --------          -------------
Colorado Convention Center........................  Denver, CO               300,000
Fresno Convention Center..........................  Fresno, CA               148,000
Jacob K. Javits Center............................  New York, NY             814,400
Kentucky Fair & Expo Center.......................  Louisville, KY         1,068,050
Northern Kentucky ConventionCenter................  Covington, KY             65,000
Ontario Convention Center.........................  Ontario, CA               70,000
San Diego Convention Center.......................  San Diego, CA            616,363
San Jose Convention Center........................  San Jose, CA             200,000

---------------

(1) Sources: Tradeshow Week's Major Exhibit Hall Directory 2002

  OTHER ENTERTAINMENT AND RECREATIONAL FACILITIES

     We have contracts to provide a wide range of services to 32 other entertainment and recreational facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, skiing facilities and zoos.

     While the services that we provide can vary widely depending on the type of facility concerned, we primarily provide concession services at zoos and music amphitheaters, high-end concession services at music amphitheaters, and in-facility restaurants, concession services, food court operations and high-end catering services at horse racing tracks.

     The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment and recreational facilities vary from facility to facility. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

     The following chart lists some of our contracts within the other entertainment facilities category:

NAME                                                  LOCATION            VENUE TYPE
----                                                  --------            ----------
Alpine Valley................................  Madison, WI              Amphitheater
Los Angeles Zoo..............................  Los Angeles, CA          Zoo
National Hot Rod Association (Atlanta
  Dragway, Gateway International Raceway,
  Indianapolis Raceway Park and National
  Trail Raceway Park)........................  GA, FL, IN, CA           Motor Speedways
New York Racing Association (Belmont Park and
  Aqueduct Racetracks and Saratoga Race
  Course)....................................  NY                       Horse Tracks
Sea Life Park................................  Honolulu, HI             Park
Verizon Wireless Ampitheater.................  Irvine, CA               Amphitheater

CLIENT CONTRACTS

     We typically enter into one of three types of contracts with our clients:

     - profit and loss contracts;

     - profit sharing contracts; and

     - management fee contracts.

     Each of our contracts falls into one of these three categories. However, any particular contract may contain elements of any of the other types as well as other features unique to that contract.

     In general, our contract categories differ in the amount of risk that we bear and potential reward (profits or fees) we can receive. For example, in our profit and loss contracts, we generally retain most profits and are responsible for most losses; this offers the highest potential upside and downside of our contracts. In our profit sharing contracts, we generally receive a share of profits, and sometimes a fee, and receive no payments if there are losses. In our management fee contract, we earn a fee (but no profits) and are not responsible for losses; both our upside and downside potential are low.

     Profit and Loss Contracts. Under profit and loss contracts, we receive all of the net sales and bear all of the expenses from the provision of services at a facility. These expenses include commissions paid to the client, which are typically calculated as a fixed or variable percentage of various categories of sales. While we benefit from greater upside potential with profit and loss contracts, as we are entitled to retain all profits from the provision of our services at a facility after paying expenses, including commissions to the client, we are responsible for all associated costs and therefore we are also responsible for any losses incurred. We consequently bear greater risk with a profit and loss contract than with a profit sharing or management fee contract. In order to achieve our anticipated level of profitability on a profit and loss contract, we must carefully control our operating expenses and obtain price increases commensurate with our cost increases. As of December 31, 2002, we served 101 facilities under profit and loss contracts.

     Some of our profit and loss contracts contain minimum guaranteed commissions or equivalent payments to the client in connection with our right to provide services within the particular facility, regardless of the level of sales at the facility or whether a profit is being generated at the facility. These guaranteed payments are often structured as a fixed dollar amount, frequently increasing over the life of the contract, or as a fixed per capita amount, generally on an escalating scale based on event attendance or per capita spending levels.

     Profit Sharing Contracts. Profit sharing contracts are generally profit and loss contracts with the feature that the commission paid to the client is in whole or in part a specified percentage of the profits generated by our concessions operation at the relevant facility. In calculating profit for those purposes, expenses include commissions payable to the client that are not based on profits. These commissions are typically calculated as a fixed or variable percentage of various categories of sales. In addition, under certain profit sharing contracts, we receive a fixed fee prior to the determination of profits under the contract. As of December 31, 2002, we served 27 facilities under profit sharing contracts.

     Management Fee Contracts. Under our management fee contract, we receive a management fee, calculated as a fixed dollar amount and/or a fixed or variable percentage of various categories of sales. In addition, our management fee contract entitles us to receive incentive fees based upon our performance under the contract, as measured by factors such as net sales or operating costs. We are reimbursed for all of our on-site expenses under these contracts. The benefit of this type of contract is that we do not bear the risks associated with the provision of our services at the facility. However, as a result of this reduced risk, we also have reduced upside potential, as we are entitled to receive only a management fee, and any incentive fees provided for in the contract, and do not share in any profits. As of December 31, 2002, we served one facility under a management fee contract.

     Additional Contract Features. Most of our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within the particular facility without the client's consent. However, some of the contracts contain pricing restrictions that allow us to raise our prices without the client's consent if we are able to demonstrate that prices on similar items at specified benchmark facilities have increased.

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

     When we enter into new contracts, or extend or renew existing contracts, we are sometimes contractually required to make some form of up-front or future capital investments to help finance facility improvement, construction or renovation. Contractually required capital expenditures typically take the form of investment in leasehold improvements, food service equipment and/or grants to clients. At the end of the contact term or its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital expenditures.

     The length of contracts that we enter into with clients varies. Contracts in connection with sports facilities generally require the highest capital investments but have correspondingly longer terms, typically five to 20 years. Convention center contracts generally require lower capital investments and have usual terms of two to five years. While our contracts are generally terminable only in limited circumstances, some of our contracts give the client the right to terminate the contract with or without cause on little or no notice. However, most of our contracts require our client to return to us any unamortized capital investment and any up-front fees, if the contract is cancelled before its scheduled termination, other than due to breach by us.

COMPETITION

  COMPETITORS

     The recreational food service industry is highly fragmented and competitive, with several national and international food service providers as well as a large number of smaller independent businesses serving discrete local and regional markets and competing in distinct areas. Those companies that lack a full-service capability because, for example, they cannot cater to luxury suites at stadiums and arenas, often bid for contracts in conjunction with one of the other national or international food service companies that can offer such services.

     We compete for contracts against a variety of food service providers. However, our major competitors are other national and international food service providers, including ARAMARK Corporation (which includes Fine Host Corporation), Delaware North Corporation, Compass Group plc and Levy Restaurants (in which Compass Group plc has a majority ownership interest). We also face competition from regional and local service contractors, some of which are better established within a specific geographic region. Existing or potential clients may also elect to "self operate" their food services, eliminating the opportunity for us to compete for the account.

     We compete primarily to provide concession, catering and other related services at recreational facilities. Our competitors often operate more narrowly, for example, in high-end catering only, or more broadly, e.g., in food services in other kinds of facilities and in other services altogether.

     We compete for facility management contracts with Spectacor Management Group (which is a joint venture between ARAMARK Corporation and Hyatt Hotels Inc.) and Global Spectrum, which together manage many privately-managed facilities. In addition, many facilities are managed internally, either by the facility owner or by the owner of the team that plays at the facility or by local service providers.

  COMPETITION FOR CONTRACTS

     Contracts are generally gained and renewed through a competitive bidding process. We selectively bid on contracts to provide services at both privately owned and publicly controlled facilities. The privately negotiated transactions are generally competitive in nature, with several other large national competitors submitting proposals. Contracts for publicly controlled facilities are generally awarded pursuant to a request-for-proposal process. Successful bidding on contracts for such publicly controlled facilities often requires a long-term effort focused on building relationships in the community in which the venue is located. We compete primarily on the following factors:

     - the ability to make capital investments;

     - reputation within the industry;

     - commission or management fee structure;

     - service innovation; and

     - quality and breadth of products and services.

     Some of our competitors may be prepared to accept less favorable financial returns than we are when bidding for contracts. A number of our competitors also have substantially greater financial and other resources.

SUPPLIERS

     We have a national distribution contract with SYSCO Corporation to supply our operations. We also have a number of national purchasing programs with major product suppliers that enable us to receive discounted pricing on certain items. The purchase of other items, the most significant of which are alcoholic beverages that must, by law, be purchased in-state, is handled on a local basis.

     In instances where a contract with a particular client requires us to use a specific branded product for which we do not have a purchasing program or distribution contract, or which results in our bearing additional costs, the client will typically be required to pay any excess cost associated with the use of the brand name product through reduced commission rates for such products.

     We generally purchase any equipment that we require directly from the manufacturer. We typically obtain several bids when filling our food service equipment requirements.

     Additionally, we have a number of local, regional and national subcontractors who provide food, beverages or other services at our and our client's behest, and from whom we collect a portion of revenue, depending upon contractual arrangements with the subcontractor and the client.

EMPLOYEES

     As of December 31, 2002, we had approximately 1,600 full-time employees. Of these, approximately 500 provide on-site administrative support and supervision at the facilities we serve, approximately 1,000 provide a variety of services (for example, food preparation, warehousing and merchandise sales) at those facilities, and approximately 100 provide management and staff support at the corporate and regional levels. During fiscal 2002, we had approximately 27,000 employees who were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly due to the seasonal nature of the business.

     As of December 31, 2002, approximately 39.6% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events.

SEASONALITY OF OPERATIONS

     Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter, as a result of factors that include:

     - seasonality of sporting and other events;

     - unpredictability in the number, timing and type of new contracts;

     - timing of contract expirations and special events; and

     - the level of attendance at facilities that we serve.

     Business at the principal types of facilities that we serve is seasonal in nature. MLB and minor league baseball-related sales are concentrated in the second and third quarters, the majority of NFL-related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Consequently, our results of operations for the first quarter are typically substantially lower than in other quarters, and results of operations for the third quarter are typically higher than in other quarters.

REGULATORY MATTERS

     Our operations are subject to various governmental regulations, such as those governing:

     - the service of food and alcoholic beverages;

     - minimum wage regulations;

     - employment;

     - environmental protection; and

     - human health and safety.

     In addition, our facilities and products are subject to periodic inspection by federal, state, provincial and local authorities. The cost of regulatory compliance is subject to additions to or changes in federal, state or provincial legislation, or changes in regulatory implementation. If we fail to comply with applicable laws, we could be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

     The U.S. Food and Drug Administration, or the FDA, regulates and inspects our kitchens in the United States. Every U.S. commercial kitchen must meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food, the cleanliness of the kitchen and the hygiene of its personnel. The Canadian Food Inspection Agency regulates food safety in Canada, applying similar standards to those required by the FDA. We are also subject to various state, provincial, local and federal laws regarding the disposition of property and leftover foodstuffs. The cost of compliance with FDA regulations is subject to additions to or changes in FDA regulations.

     We serve alcoholic beverages at many facilities, and are subject to the "dram-shop" statutes of the states and provinces in which we serve alcoholic beverages. "Dram-shop" statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of law. In most states and provinces, if one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron. We sponsor regular training programs in cooperation with state and provincial authorities to minimize the likelihood of serving alcoholic beverages to intoxicated or minor patrons, and we maintain general liability insurance that includes liquor liability coverage.

     We are also subject to licensing with respect to the sale of alcoholic beverages in the states and provinces in which we serve alcoholic beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits would interrupt or terminate our ability to serve alcoholic beverages at those locations. A few of our contracts require us to pay liquidated damages during any period in which our liquor license for the relevant facility is suspended and most contracts are subject to termination in the event that we lose our liquor license for the relevant facility.

ENVIRONMENTAL MATTERS

     Laws and regulations concerning the discharge of pollutants into the air and water, the handling and disposal of hazardous materials, the investigation and remediation of property contamination and other aspects of environmental protection are in effect wherever we operate. Our current operations do not involve material costs to comply with such laws and regulations; and they have not given rise to, and are not expected to give rise to, material liabilities under these laws and regulations for investigation or remediation of contamination.

     Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time, and in some cases such claims have been associated with businesses, including waste disposal and/or management businesses, related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. Several such claims were resolved during the 1990s in bankruptcy proceedings involving some of our predecessors. More recently, private corporations asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or "CERCLA," against us for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which we allegedly are responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against us and the waste disposal business for which the plaintiffs allege we are responsible. We believe that we have valid defenses (including discharge in bankruptcy related to certain bankruptcy proceedings filed in the 1990s) to any claimed liability at this site and further believe that our potential liability, if any, is not likely to be significant. However, because these claims are in their early stages, we cannot predict at this time whether we will eventually be held liable at this site or whether such liability will be material. Furthermore, additional environmental liabilities relating to any of our former operations or any entities we have acquired could be identified and give rise to claims against us involving significant losses.

INTELLECTUAL PROPERTY

     We have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

GENERAL INFORMATION

     Volume Services America was formed on December 31, 1992. Its principal offices are at 201 East Broad Street, Spartanburg, SC 29306, and its telephone number is (864) 598-8600. Volume Services America is the wholly-owned subsidiary of Volume Services America Holdings, Inc. Volume Services America's subsidiaries include Volume Services and Service America, each a Delaware corporation.

     We have no operations or assets in any foreign country other than Canada. During 2002, our Canadian revenues and Canadian long-lived assets were less than 3% of our total net sales and long-lived assets, respectively.

ITEM 2. PROPERTIES.

     We lease our corporate headquarters of approximately 20,000 square feet in Spartanburg, South Carolina and approximately 3,500 square feet in Stamford, Connecticut.

     We currently provide our services at 129 client facilities, all of which are owned or leased by our clients. The contracts with our clients generally permit us to use certain areas within the facilities to perform our administrative functions and fulfill our warehousing needs, as well as provide food and beverage services.

ITEM 3. LEGAL PROCEEDINGS.

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. In our opinion, after considering a number of factors, including but not limited to, the current status of any pending proceeding (including any settlement discussions), views of retained counsel, the nature of the litigation, our prior experience and the amounts that we have accrued for known contingencies, the ultimate disposition of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of our 2002 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Each registrant, other than Volume Holdings, is a direct or indirect wholly-owned subsidiary of Volume Holdings. There is no established public trading market for the equity securities of Volume Holdings. On February 13, 2003, Volume Holdings filed an S-1 registration statement with respect to a proposed offering of IDSS securities, which will represent shares of its common stock and its subordinated notes. Volume Holdings has not declared any dividends with respect to its common stock in either of the past two fiscal years, and it has no current intention to pay cash dividends in the foreseeable future except, if the IDSS offering is consummated, as described in the S-1 registration statement filed with respect to the IDSS offering. The indenture governing our senior subordinated notes and our current credit facility include substantial restrictions on our ability to pay dividends. As of March 20, 2003, the latest practicable date, there were four holders of Volume Holdings' common stock. During our 2002 fiscal year, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data is that of Volume Holdings, Volume Services America's parent company. Volume Holdings is a guarantor of the senior subordinated notes issued by Volume Services America in 1999 and has no substantial operations or assets other than its investment in Volume Services America. As a result, the consolidated financial condition and results of operations of Volume Holdings are substantially the same as those of Volume Services America.

     The following table sets forth our selected consolidated financial information derived from our audited consolidated financial statements for each of our fiscal years in the five year period ended December 31, 2002. The information in the table below is only a summary and should be read in conjunction with our audited consolidated financial statements for fiscal 2000, 2001 and 2002 and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all as included elsewhere in this Form 10-K.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

                                            1998(a)    1999     2000     2001     2002
                                            -------   ------   ------   ------   ------
                                                       (Dollars in millions)
STATEMENT OF OPERATIONS DATA
Net sales.................................  $283.4    $431.5   $522.5   $543.1   $577.2
Depreciation and amortization.............    18.2      26.8     26.3     24.5     26.2
Operating income(b).......................     8.7      16.5     20.6     19.2     23.5
Interest expense..........................    11.3      23.0     26.6     23.4     20.7
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle.......    (2.2)     (6.1)    (5.5)    (4.0)     4.3
Income tax provision (benefit)............     1.5      (1.5)    (1.3)    (0.4)    (0.2)
Net income (loss)(c)......................    (5.2)     (5.6)    (4.2)    (3.6)     4.5
BALANCE SHEET DATA
Total assets..............................   269.5     278.6    265.7    265.9    280.2
Total debt(d).............................   161.3     224.0    219.1    224.6    225.4
Total stockholders' equity (deficiency)...    52.2      (2.4)    (6.5)   (10.3)    (5.3)
CASH FLOW DATA
Net cash provided by operating
  activities..............................     2.5      16.1     22.7     24.7     38.6
Net cash used in investing activities.....    (5.3)    (25.4)   (12.9)   (29.3)   (45.0)
Net cash provided by (used in) financing
  activities..............................     6.3      12.8     (7.3)     5.0      1.7

                                            1998(a)    1999     2000     2001     2002
                                            -------   ------   ------   ------   ------
                                                       (Dollars in millions)
OTHER DATA
Income (loss) before income taxes,
  extraordinary items and cumulative
  effect of change in accounting
  principle...............................    (2.2)     (6.1)    (5.5)    (4.0)     4.3
  Interest expense........................    11.3      23.0     26.6     23.4     20.7
  Depreciation and amortization...........    18.2      26.8     26.3     24.5     26.2
                                            ------    ------   ------   ------   ------
EBITDA....................................    27.3      43.7     47.4     43.9     51.2
  Transaction related expenses............     3.1       1.5      1.1       --      0.6
  Contract related losses.................     1.4       1.4      2.5      4.8      0.7
  Non-cash compensation...................      --        --      0.3      0.1      0.6
  Management fees paid to affiliates of
     Blackstone and GE Capital............     0.3       0.4      0.4      0.4      0.4
                                            ------    ------   ------   ------   ------
Adjusted EBITDA(e)........................    32.1      47.1     51.7     49.2     53.5
Ratio of earnings to fixed charges(f).....      --        --       --       --     1.20

---------------

(a) We acquired Service America in 1998 and our results for fiscal 1998 include the results of operations for Service America from the acquisition in August 1998.

(b) Operating income includes a non-cash charge of $1.4 million, $1.4 million, $2.5 million, $4.8 million and $0.7 million in fiscal years 1998, 1999, 2000, 2001 and 2002, respectively, related to contract termination costs (in fiscal 1998), the write-down of long-lived assets identified as impaired and a contract loss provision (in fiscal 1999) and the write-down of long-lived assets identified as impaired (in fiscal 2000, 2001 and 2002). Operating income for fiscal years 1998, 1999, 2000, 2001 and 2002 includes management fees paid to entities affiliated with equity owners of $0.3 million, $0.4 million, $0.4 million, $0.4 million and $0.4 million, respectively.

(c) Net income (loss) for Volume Holdings includes an extraordinary loss (net of income taxes) of $1.5 million and $0.9 million for the non-cash write-off of deferred financing costs in fiscal years 1998 and 1999, respectively. Additionally, net loss for fiscal 1999 includes a charge of $0.3 million for the effect of a change in accounting principle (net of income taxes). In fiscal 2002, net income includes $1.4 million in income for the return of bankruptcy funds to Service America.

(d)  Includes the current portion of long-term debt.

(e) Adjusted EBITDA as defined is net income (loss) before interest expense, income tax expense, depreciation and amortization, and:

     - for fiscal year 1998, $3.1 million of cash severance expenses paid to former employees and other expenses incurred in connection with the elimination of redundant personnel and office functions resulting from the business combination of Volume Services and Service America, $1.4 million of non-cash charges related to contract termination costs, and a $1.5 million extraordinary loss on debt extinguishment, net of taxes.

     - for fiscal year 1999, $1.5 million of cash expenses related to the elimination of redundant personnel and office functions resulting from the business combination of Volume Services and Service America, $1.4 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets and a contract loss provision, a $0.9 million extraordinary loss on debt extinguishment, net of taxes, and $0.3 million of non-cash charges for the cumulative effect of a change in accounting principle, net of taxes.

     - for fiscal year 2000, $1.1 million of cash non-recurring corporate costs consisting primarily of expenses incurred in connection with the analysis of a potential recapitalization and strategic investment opportunities, $1.5 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying costs of the related long-lived assets, $0.7 million for the write-off of assets related to a litigation settlement and a non-recurring $0.3 million cash expense in related legal fees and $0.3 million in non-cash compensation expense.

     - for fiscal year 2001, $4.8 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets and $0.1 million in non-cash compensation expense.

     - for fiscal year 2002, $0.7 million of non-cash charges related to the write-down of impaired assets for one contract, $0.6 million in non-cash compensation expense, $0.6 million acquisition related costs relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies and $1.4 million for the return of bankruptcy funds to Service America.

     - for fiscal 1998, 1999, 2000, 2001 and 2002, $0.3 million, $0.4 million,
       $0.4 million, $0.4 million and $0.4 million, respectively, for management fees paid to entities affiliated with equity owners.

     We believe that Adjusted EBITDA, as defined, provides useful information regarding our ability to service debt. In addition, we believe it provides additional information to investors about non-cash and certain non-recurring items and is useful because covenants in the indenture governing our 11 1/4% senior subordinated notes due 2009 contain ratios based on that measure. However, it is not a measure in accordance with generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. Our measure of Adjusted EBITDA, as defined, may not be comparable to similarly titled measures used by other companies due to differences in methods of calculation.

(f) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $2.2 million, $6.1 million, $5.5 million and $4.0 million for fiscal years 1998, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's discussion and analysis is a review of our results of operations and our liquidity and capital resources. This following discussion should be read in conjunction with "Selected Financial Data" and the financial statements, including the related notes, appearing elsewhere in this Form 10-K. The following data have been prepared in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

     - Recoverability of property and equipment, contract rights, cost in excess of net assets acquired (goodwill) and other intangible assets. As of December 31, 2002, net property and equipment of $56.1 million and net contract rights of $101.7 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. Events that would trigger an evaluation at the contract level include the loss of a tenant team, notice from the client indicating intent to terminate the contract, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of December 31, 2002, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.0 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we evaluate long-lived assets with indefinite lives for possible impairment when an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as well as at a minimum on an annual basis. On a consolidated basis, triggering events for this evaluation include the loss of a significant client, increase in cost structure that cannot be passed on to the customer or a major uninsured loss, among others.

       Upon the occurrence of a triggering event, management is required to estimate the impact of the event on our future cash flows. The undiscounted future cash flows are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment is equal to the difference between the balance of the long-lived asset and the future discounted cash flows related to the asset (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations.

     - Insurance. We have a high deductible insurance program for general liability, auto liability and workers' compensation risk supplemented by stop-loss type insurance policies. We are required to estimate and accrue for the amount of losses that we expect to incur and will ultimately have to pay for under the deductible during the policy year. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management's best estimate, actual results could differ significantly from those estimates.

     - Deferred income taxes. We recognize deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Our primary deferred tax assets relate to net operating losses and credit carryovers. The realization of these deferred tax assets depends upon our ability to generate future income. If our results of operations are adversely affected, not all of our deferred tax assets, if any, may be realized.

SEASONALITY AND QUARTERLY RESULTS

     Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of thirteen or fourteen weeks), as a result of factors which include:

     - seasonality of sporting and other events;

     - unpredictability in the number, timing and type of new contracts;

     - timing of contract expirations and special events; and

     - level of attendance at the facilities which we service.

     Business at the principal types of facilities we serve is seasonal in nature. MLB and minor league baseball related sales are concentrated in the second and third quarters, the majority of NFL related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

     Set forth below are comparative net sales by quarter for fiscal 2000, 2001, and 2002:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
1st Quarter..........................................  $ 87,840   $ 83,194   $ 80,120
2nd Quarter..........................................   166,421    157,646    143,637
3rd Quarter..........................................   195,100    177,559    188,289
4th Quarter..........................................   127,801    124,714    110,487

RESULTS OF OPERATIONS

  FISCAL 2002 COMPARED TO FISCAL 2001

     Net sales. Net sales of $577.2 million during fiscal 2002 increased $34.1 million or approximately 6% from $543.1 million in fiscal 2001. Our sports facility accounts accounted for approximately $20.2 million of the increase, of which $10.5 million was related to NFL venues. Five additional NFL games were played in our clients' facilities in fiscal 2002, including four games that had been postponed from fiscal 2001 due to the events of September 11, 2001, and Super Bowl XXXVI. Additionally, a slight increase ($0.8 million) was generated at MLB venues due primarily to an increase in sales as a result of post-season activity, including the World Series. Sales at convention centers and other entertainment facilities increased $2.3 million and $6.2 million, respectively. In addition, newly acquired service contracts generated net sales of $4.6 million.

     Cost of sales. Cost of sales of $470.9 million for fiscal 2002 increased by $24.3 million from $446.6 million for fiscal 2001. The increase was due primarily to the increase in sales volume. Cost of sales as a percentage of net sales decreased by approximately 0.4% from fiscal 2001 to 81.6%. This decrease was due mainly to efficiencies associated with the greater sales volume.

     Selling, general and administrative expenses. Selling, general and administrative expenses of $55.3 million increased approximately 0.7% as a percentage of net sales as compared to fiscal 2001. The increase was primarily the result of higher insurance costs due to dramatic price increases in the insurance market post September 11, 2001, higher corporate overhead expenses related to the addition of management positions and an increase in professional fees.

     Depreciation and amortization. Depreciation and amortization was $26.2 million in fiscal 2002 compared to $24.5 million in fiscal 2001. The increase was principally attributable to higher amortization expense related to investments for the renewal and/or acquisition of certain contracts, partially offset by a decline in amortization as a result of the discontinuation of goodwill and trademark amortization ($2.5 million) in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

     Transaction related expenses. Acquisition related costs of $0.6 million were incurred in fiscal 2002 relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies, including proposals for securities offerings that preceded the proposed IDSS offering and the related refinancing of the existing credit facility and senior subordinated notes. No such expenses were incurred in 2001.

     Contract related losses. Contract related losses of $0.7 million in fiscal 2002 reflected an impairment charge related to a write-down of contract rights for one contract. In fiscal 2001, contract related losses of $4.8 million reflected an impairment charge of $2.3 million for equipment, leasehold improvements and location contracts with respect to certain contracts. Most of the $2.3 million impairment charge related to two of our clients which filed for Chapter 11 bankruptcy in 2001. Additionally, $2.5 million in other assets, chiefly long-term receivables related to one of those clients, was written off.

     Operating income. Operating income increased approximately $4.3 million in fiscal 2002 as compared to fiscal 2001 due to the factors described above.

     Interest expense. Interest expense decreased by $2.7 million from fiscal 2001 due primarily to lower interest rates on our variable rate debt.

     Other income, net. During fiscal 2002, Service America received approximately $1.4 million in connection with funds set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Counsel has advised that Service America has no obligation to escheat such funds.

     Income taxes. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and, based on its best current estimates, believes taxable income or benefit will be realized in fiscal 2002 and beyond. Accordingly, in fiscal 2002 we have reduced the valuation allowance by $1.3 million and recorded a tax benefit of approximately $0.2 million in comparison to the recognition of a benefit of $0.4 million in fiscal 2001.

  FISCAL 2001 COMPARED TO FISCAL 2000

     Net Sales. In fiscal 2001, net sales increased 3.9% or $20.6 million as compared to fiscal 2000. The increase was primarily due to net new accounts (approximately 5%) and an increase in MLB sales (approximately 3%). We commenced operations at 17 new accounts during fiscal 2001 including one NFL stadium and six minor league baseball facilities generating additional revenues of $34.8 million. Partially offsetting this was the loss of $9.2 million in net sales associated with the closure of several accounts. Our increase in MLB sales of $14.8 million was primarily driven by results at three accounts where the tenant teams had highly successful seasons resulting in higher attendance and per capita spending.

     The increases were, in part, offset by a decline in NFL sales of $6.5 million due primarily to four fewer post season NFL games in fiscal 2001 and the postponement of four NFL games until fiscal 2002 as a result of the September 11, 2001 terrorist attacks. Additionally, at two of the NFL facilities we service, non-NFL sales declined approximately $4.9 million as a result of fewer concerts and other ancillary events. Sales at our convention center accounts, which were adversely impacted by the general economic slowdown and the events of September 11, 2001, declined $9.8 million. We estimate that the impact of September 11, 2001 reduced our consolidated net sales approximately 2% in fiscal 2001 from the level we would have expected absent such conditions.

     Cost of sales. Cost of sales as a percentage of net sales increased 1% from fiscal 2000. The primary components of the increase were higher commission costs associated with an increase in sales at accounts with higher commission rates and a change in the sales mix to products with higher commission structures at certain accounts.

     Selling, general and administrative expenses. Selling, general and administrative expenses, as a percentage of net sales, declined less than 1.0% as a result of effective cost controls.

     Depreciation and amortization. Depreciation and amortization declined $1.8 million from fiscal 2000. The decrease was primarily due to a decline in amortization which was the result of the expiration of the initial contract term of certain service contracts.

     Transaction related expenses. Non-recurring corporate costs of $1.1 million were incurred during fiscal 2000 relating primarily to expenses incurred in connection with the analysis of a potential recapitalization and strategic investment opportunities. No such expenses were incurred in 2001.

     Contract related losses. Contract related losses of $4.8 million for fiscal 2001 reflected an impairment charge of $2.3 million for equipment, leasehold improvements and location contracts at certain contracts under which we intend to continue performing. Most of the $2.3 million impairment charge related to two of our clients which filed for Chapter 11 Bankruptcy. Additionally, we wrote off $2.5 million of other assets primarily representing long term receivables related to one of those clients. We are currently still operating at the location; however, our ability to continue to operate at this account depends on the final outcome of contract negotiations and the bankruptcy proceedings. We have approximately $600,000 in equipment and leasehold improvements recorded for this location. We are unable to predict the ultimate outcome or whether there will be additional losses related to this contract. Contract related losses of $2.5 million in the prior year period included an impairment charge of approximately $1.5 million relating to certain contracts which we continue to operate and a $0.7 million charge for the write-off of a customer receivable and $0.3 million in related legal fees for a terminated service contract.

     Operating income. Operating income declined $1.4 million from fiscal 2000 primarily due to the factors discussed above. We estimate that the impact of September 11, 2001 reduced our operating income approximately 8% in fiscal 2001 from the level we would have expected absent such conditions.

     Interest expense. Interest expense declined $3.1 million from fiscal 2000 chiefly associated with lower interest rates on our adjustable rate debt.

  LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2002, net cash provided by operating activities was $38.6 million as compared to $24.7 million in fiscal 2001. The $13.9 million increase was principally attributable to a $8.1 million increase in net income, mainly as the result of the $4.3 million improvement in operating income, $2.7 million decline in interest expense and the recovery of $1.4 million in funds by Service America, as discussed above. Additionally, our working capital decreased as compared to the prior year period chiefly due to higher accrued commissions, insurance and legal fees.

     Net cash used in investing activities was $45.0 million in fiscal 2002 compared to $29.3 million in fiscal 2001, primarily reflecting a higher level of investment in contract rights and property and equipment associated with renewals of existing contracts in fiscal 2002.

     Net cash provided by financing activities was $1.7 million in fiscal 2002 as compared to $5.0 million in fiscal 2001. As of December 31, 2002, $15.0 million in revolving loans were outstanding under our revolving credit facility as compared to $12.8 million at the end of fiscal 2001; however, the increase in net borrowings was only $2.3 million in fiscal 2002 versus $6.8 million in fiscal 2001. In addition, net cash provided by bank overdrafts increased by approximately $1.4 million in fiscal 2002 as compared to fiscal 2001.

     For fiscal 2001, net cash provided by operating activities was $24.7 million as compared to $22.7 million in fiscal 2000. The $2.0 million increase was primarily due to lower interest costs and a decline in working capital partially offset by a decrease in income from operations.

     Net cash used in investing activities was $29.3 million in fiscal 2001 compared to $12.9 million in the prior year period. The $16.4 million increase in cash used in investing activities primarily reflected a higher level of investment in contract rights and property and equipment associated with new accounts in fiscal 2001.

     Net cash provided by financing activities was $5.0 million in fiscal 2001 as compared to $7.3 million used in financing activities in fiscal 2000. The change primarily reflected net borrowings of $6.8 million under our revolving credit facility used primarily to finance capital investments as compared to the $3.5 million in net repayments in fiscal 2000. Additionally, bank overdrafts declined $0.5 million compared to $2.4 million in fiscal 2000.

     Our liquidity is generated primarily from cash flows from operations as described above and from revolving credit borrowings available through our credit facility. In December 1998, we entered into this credit facility with JP Morgan Chase Bank, Goldman Sachs Credit Partners and other lenders to refinance the prior debt of Volume Services and Service America. At closing of the facility, we borrowed $160.0 million in term loans to refinance that debt, and we repaid $45.0 million of these term loans from the proceeds of our senior subordinated notes issuance in 1999. The credit facility also includes a $75.0 million revolving credit facility.

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

     At December 31, 2002, $43.7 million was available to be borrowed under our revolving credit facility. At that date, there were $15.0 million in outstanding borrowings and $16.3 million of outstanding, undrawn letters of credit reducing availability.

     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of December 31, 2002, we had requirements outstanding for performance bonds and letters of credit of $13.2 million and $16.3 million, respectively.

     If we proceed with the IDSS offering, we intend for Volume Services America to enter into a new credit facility to refinance its existing credit facility and to undertake a tender offer and consent solicitation for all of its outstanding 11 1/4% senior subordinated notes due 2009 and for Volume Holdings to redeem shares of Volume Holdings' outstanding common stock from our existing shareholders with the proceeds of the IDSS offering and our new credit facility. We cannot assure you that the IDSS offering or any of the above transactions will occur and we may elect not to proceed with the IDSS offering or any or all of the above transactions due to changes in our business or strategic plans, general economic and market conditions or any other factors.

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We are currently committed under client contracts to fund capital investments of approximately $18.8 million and $1.8 million in 2003 and 2004, respectively. We anticipate total capital investments of $24.3 million in fiscal 2003.

     We have future obligations for debt repayments, future minimum rental, and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 31, 2002 are summarized in the tables below:

CONTRACTUAL COMMITMENTS

                                                        PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------------------
CONTRACTUAL OBLIGATIONS     TOTAL    LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   MORE THAN 5 YEARS
-----------------------     ------   ----------------   ---------   ---------   -----------------
                                                            (IN MILLIONS)
Long-term borrowings......  $225.4        $ 1.2          $124.3       $ --           $100.0
Operating leases..........     1.2          0.5             0.7         --               --
Commissions and
  royalties...............    40.2          7.6            19.2        3.1             10.4
Other long-term
  obligations(1)..........    24.3         18.8             5.2        0.3               --
                            ------        -----          ------       ----           ------
Total Contractual
  Obligations.............  $291.1        $28.1          $149.3       $3.4           $110.4
                            ======        =====          ======       ====           ======

---------------

(1) Represents capital commitments in connection with several long-term concession contracts.

                                                     PAYMENTS DUE BY PERIOD
                              --------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS  TOTAL   LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   MORE THAN 5 YEARS
----------------------------  -----   ----------------   ---------   ---------   -----------------
                                                         (IN MILLIONS)
Letters of credit..........   $16.3        $15.3           $1.0        $  --           $  --

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Correction. First, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishments of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact to us due to the Amendment of SFAS No. 13. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. We do not believe that the impact on our financial position and results of operations of the rescission of SFAS Nos. 4, 44, and 64 and the other technical corrections prescribed by this statement, all of which become effective for us in fiscal 2003, will be material.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We do not believe that the impact of the statement on our financial position or results of operations will be material.

     On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe that the impact of this Interpretation on our financial position or results of operations will be material or that additional disclosures are required.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this Statement will not materially affect our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this Interpretation will not materially affect our financial position or results of operations.

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

     - our history of net losses;

     - the risk of decreases in the level of attendance at events held at the facilities at which we provide our services and the level of spending on the services that we provide at those events;

     - the risk of labor stoppages affecting sports teams at whose facilities we provide our services;

     - the risk of sports facilities at which we provide services losing their sports team tenants;

     - the risk that we may not be able to retain existing clients or obtain new clients;

     - the highly competitive nature of the recreational food service industry;

     - any future changes in management;

     - the risk of weaker economic conditions within the United States;

     - the risk of events similar to those of September 11, 2001 or conflicts, including a conflict with Iraq;

     - general risks associated with the food service industry;

     - any future changes in government regulation; and

     - any changes in local government policies and practices regarding facility construction, taxes and financing.

     We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate volatility with regard to existing issuances of variable rate debt. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                         2003    2004     2005     2006     2007    THEREAFTER   TOTAL    FAIR VALUE 12/31/02
                        ------   -----   ------   ------   ------   ----------   ------   -------------------
                                                            (IN MILLIONS)
Long-term debt:
  Variable rate.......  $  1.2   $16.2   $  1.2   $107.0       --         --     $125.4         $125.4
  Average interest
    rate..............    5.14%   5.14%    5.14%    5.14%
  Fixed rate..........  $   --   $  --   $   --   $   --   $   --     $100.0     $100.0         $ 95.0
  Average interest
    rate..............   11.25%  11.25%   11.25%   11.25%  11.25%     11.25%

     As of December 31, 2002, we had approximately $110,400,000 in term loans outstanding. Installments of the loan are due in consecutive quarterly installments on the last day of each fiscal quarter with 25% of the following amounts being paid on each installment date; $1,150,000 in each year from 2003 through 2005 and $106,950,000 due in 2006. As of December 31, 2002, we also had $15,000,000 outstanding on our revolving credit facility which becomes due when the credit facility matures on December 3, 2004. In addition, Volume Services America has senior subordinated notes outstanding in an aggregate principal amount of $100,000,000. These notes mature on March 1, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................    20
CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 1, 2002 AND
  DECEMBER 31, 2002 AND FOR EACH OF THE THREE YEARS IN THE
  PERIOD ENDED DECEMBER 31, 2002:
  Consolidated Balance Sheets...............................    21
  Consolidated Statements of Operations and Comprehensive
     Income (Loss)..........................................    23
  Consolidated Statements of Stockholders' Deficiency.......    24
  Consolidated Statements of Cash Flows.....................    25
  Notes to Consolidated Financial Statements................    27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Volume Services America Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Volume Services America Holdings, Inc. and subsidiaries (collectively, the "Company") as of January 1, 2002 and December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Volume Services America Holdings, Inc. and subsidiaries at January 1, 2002 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of January 2, 2002.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 5, 2003

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 1, 2002 AND DECEMBER 31, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              JANUARY 1,   DECEMBER 31,
                                                                 2002          2002
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 15,142      $ 10,374
  Accounts receivable, less allowance for doubtful accounts
     of $984 and $810 at January 1, 2002 and December 31,
     2002, respectively.....................................     18,386        16,488
  Merchandise inventories...................................     13,221        13,682
  Prepaid expenses and other................................      2,469         2,354
  Deferred tax asset........................................        701         2,764
                                                               --------      --------
     Total current assets...................................     49,919        45,662
                                                               --------      --------
PROPERTY AND EQUIPMENT:
  Leasehold improvements....................................     47,548        49,452
  Merchandising equipment...................................     46,410        51,185
  Vehicles and other equipment..............................      8,426         8,625
  Construction in process...................................        176           295
                                                               --------      --------
     Total..................................................    102,560       109,557
  Less accumulated depreciation and amortization............    (44,772)      (53,498)
                                                               --------      --------
     Property and equipment, net............................     57,788        56,059
                                                               --------      --------
OTHER ASSETS:
  Contract rights, net......................................     80,680       101,702
  Cost in excess of net assets acquired, net................     46,457        46,457
  Deferred financing costs, net.............................      8,517         7,086
  Trademarks, net...........................................     17,049        17,049
  Deferred tax asset........................................         32            --
  Other.....................................................      5,458         6,177
                                                               --------      --------
     Total other assets.....................................    158,193       178,471
                                                               --------      --------

TOTAL ASSETS................................................   $265,900      $280,192
                                                               ========      ========

                See notes to consolidated financial statements.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

                     JANUARY 1, 2002 AND DECEMBER 31, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              JANUARY 1,   DECEMBER 31,
                                                                 2002          2002
                                                              ----------   ------------
                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Short-term note payable...................................   $  4,750      $     --
  Current maturities of long-term debt......................      1,150         1,150
  Current maturities of capital lease obligation............        267            --
  Accounts payable..........................................     14,977        14,798
  Accrued salaries and vacations............................      8,546         8,683
  Liability for insurance...................................      2,934         4,441
  Accrued taxes, including income taxes.....................      3,235         3,890
  Accrued commissions and royalties.........................     11,901        13,627
  Accrued interest..........................................      3,847         3,832
  Other.....................................................      4,439         6,057
                                                               --------      --------
     Total current liabilities..............................     56,046        56,478
                                                               --------      --------
LONG-TERM LIABILITIES:
  Long-term debt............................................    218,400       224,250
  Deferred income taxes.....................................         --         2,031
  Liability for insurance...................................        838         2,001
  Other liabilities.........................................        876           700
                                                               --------      --------
     Total long-term liabilities............................    220,114       228,982
                                                               --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value -- authorized: 1,000 shares;
     issued: 526 shares; outstanding: 332 shares............         --            --
  Additional paid-in capital................................     66,852        67,417
  Accumulated deficit.......................................    (26,062)      (21,566)
  Accumulated other comprehensive loss......................       (471)         (444)
  Treasury stock -- at cost (194 shares)....................    (49,500)      (49,500)
  Loans to related parties..................................     (1,079)       (1,175)
                                                               --------      --------
     Total stockholders' deficiency.........................    (10,260)       (5,268)
                                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY..............   $265,900      $280,192
                                                               ========      ========

                See notes to consolidated financial statements.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
       YEARS ENDED JANUARY 2, 2001, JANUARY 1, 2002 AND DECEMBER 31, 2002

                                                        JANUARY 2,    JANUARY 1,     DECEMBER 31,
                                                           2001          2002            2002
                                                        -----------   -----------   ---------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................................  $   522,533   $   543,113     $  577,162
Cost of sales.........................................      424,160       446,596        470,929
Selling, general and administrative...................       47,860        48,108         55,257
Depreciation and amortization.........................       26,300        24,492         26,185
Transaction related expenses..........................        1,105            --            597
Contract related losses...............................        2,524         4,762            699
                                                        -----------   -----------     ----------
Operating income......................................       20,584        19,155         23,495
Interest expense......................................       26,577        23,429         20,742
Other income, net.....................................         (486)         (242)        (1,556)
                                                        -----------   -----------     ----------
Income (loss) before income taxes.....................       (5,507)       (4,032)         4,309
Income tax benefit....................................       (1,288)         (432)          (187)
                                                        -----------   -----------     ----------
Net income (loss).....................................       (4,219)       (3,600)         4,496
Other comprehensive income (loss) -- foreign currency
  translation adjustment..............................          (64)         (209)            27
                                                        -----------   -----------     ----------
Comprehensive income (loss)...........................  $    (4,283)  $    (3,809)    $    4,523
                                                        ===========   ===========     ==========
Basic Net Income (Loss) per share.....................  $(12,708.54)  $(10,844.55)    $13,541.17
                                                        ===========   ===========     ==========
Diluted Net Income (Loss) per share...................  $(12,708.54)  $(10,844.55)    $13,541.17
                                                        ===========   ===========     ==========

                See notes to consolidated financial statements.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
       YEARS ENDED JANUARY 2, 2001, JANUARY 1, 2002 AND DECEMBER 31, 2002

                                                                                    ACCUMULATED
                                                        ADDITIONAL                     OTHER                  LOANS TO
                                      COMMON   COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY   RELATED
                                      SHARES   STOCK     CAPITAL       DEFICIT         LOSS         STOCK     PARTIES     TOTAL
                                      ------   ------   ----------   -----------   -------------   --------   --------   -------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 28, 1999..........   332     $  --     $66,474      $(18,243)        $(198)      $(49,500)  $  (919)   $(2,386)
  Noncash compensation..............    --        --         280            --            --             --        --        280
  Loans to related parties..........    --        --          --            --            --             --      (120)      (120)
  Foreign currency translation......    --        --          --            --           (64)            --        --        (64)
  Net loss..........................    --        --          --        (4,219)           --             --        --     (4,219)
                                       ---     -----     -------      --------         -----       --------   -------    -------
BALANCE, JANUARY 2, 2001............   332        --      66,754       (22,462)         (262)       (49,500)   (1,039)    (6,509)
  Noncash compensation..............    --        --          98            --            --             --        --         98
  Loans to related parties..........    --        --          --            --            --             --       (40)       (40)
  Foreign currency translation......    --        --          --            --          (209)            --        --       (209)
  Net loss..........................    --        --          --        (3,600)           --             --        --     (3,600)
                                       ---     -----     -------      --------         -----       --------   -------    -------
BALANCE, JANUARY 1, 2002............   332        --      66,852       (26,062)         (471)       (49,500)   (1,079)   (10,260)
  Noncash compensation..............    --        --         565            --            --             --        --        565
  Loans to related parties..........    --        --          --            --            --             --       (96)       (96)
  Foreign currency translation......    --        --          --            --            27             --        --         27
  Net income........................    --        --          --         4,496            --             --        --      4,496
                                       ---     -----     -------      --------         -----       --------   -------    -------
BALANCE, DECEMBER 31, 2002..........   332     $         $67,417      $(21,566)        $(444)      $(49,500)  $(1,175)   $(5,268)
                                       ===     =====     =======      ========         =====       ========   =======    =======

                See notes to consolidated financial statements.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED JANUARY 2, 2001, JANUARY 1, 2002 AND DECEMBER 31, 2002

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 1,   DECEMBER 31,
                                                                 2001         2002          2002
                                                              ----------   ----------   ------------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $(4,219)     $(3,600)      $  4,496
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    26,300       24,492         26,185
     Amortization of deferred financing costs...............     1,511        1,431          1,431
     Contract related losses................................     2,220        4,762            699
     Noncash compensation...................................       280           98            565
     Deferred tax change....................................    (1,158)        (911)            --
     (Gain) loss on disposition of assets...................      (256)         (37)            70
     Other..................................................       (64)        (209)            27
     Changes in assets and liabilities:
       Decrease (increase) in assets:
          Accounts receivable...............................    (3,218)         767          1,898
          Merchandise inventories...........................      (577)      (1,697)          (461)
          Prepaid expenses..................................     2,407           55            115
          Other assets......................................    (1,798)      (1,612)        (1,920)
       Increase (decrease) in liabilities:
          Accounts payable..................................        74          593         (1,147)
          Accrued salaries and vacations....................       657         (161)           137
          Liability for insurance...........................       574         (358)         2,670
          Accrued commissions and royalties.................     2,074         (431)         1,726
          Other liabilities.................................    (2,123)       1,557          2,082
                                                               -------      -------       --------
            Net cash provided by operating activities.......    22,684       24,739         38,573
                                                               -------      -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (6,399)      (8,052)        (9,901)
  Proceeds from sale of property and equipment..............       965          139          2,515
  Purchase of contract rights...............................    (7,477)     (21,367)       (37,660)
                                                               -------      -------       --------
            Net cash used in investing activities...........   (12,911)     (29,280)       (45,046)
                                                               -------      -------       --------

                See notes to consolidated financial statements.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

       YEARS ENDED JANUARY 2, 2001, JANUARY 1, 2002 AND DECEMBER 31, 2002

                                                                             YEARS ENDED
                                                              -----------------------------------------
                                                              JANUARY 2,   JANUARY 1,    DECEMBER 31,
                                                                 2001         2002           2002
                                                              ----------   ----------   ---------------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) -- revolving loans............   $(3,500)     $ 6,750         $ 2,250
  Principal payments on long-term debt......................    (1,150)      (1,150)         (1,150)
  Principal payments on capital lease obligations...........      (206)        (149)           (267)
  Increase (decrease) in bank overdrafts....................    (2,352)        (454)            968
  Net increase in loans to related parties..................      (120)         (40)            (96)
                                                               -------      -------         -------
     Net cash (used in) provided by financing activities....    (7,328)       4,957           1,705
                                                               -------      -------         -------
INCREASE (DECREASE) IN CASH.................................     2,445          416          (4,768)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................    12,281       14,726          15,142
                                                               -------      -------         -------
  End of year...............................................   $14,726      $15,142         $10,374
                                                               =======      =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................   $24,934      $22,155         $18,493
                                                               =======      =======         =======
  Income taxes paid.........................................   $   391      $   696         $   188
                                                               =======      =======         =======

                See notes to consolidated financial statements.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED JANUARY 2, 2001, JANUARY 1, 2002 AND DECEMBER 31, 2002

1.  GENERAL

     Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company") is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Holdings' financial information is therefore substantially the same as that of Volume Services America. Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"). The Company is beneficially owned by its senior management, entities affiliated with Blackstone Management Associates II L.L.C. ("Blackstone"), and General Electric Capital Corporation ("GE Capital"). GE Capital controlled 36.3 percent of the Company at December 31, 2002. As of December 31, 2002, the remainder of the Company's capital stock was beneficially owned by Blackstone through its limited partnerships, BCP Volume L.P. and BCP Offshore Volume L.P. (59.4 percent) and by current and former management employees of the Company (4.2 percent).

     At December 31, 2002, the Company had approximately 129 contracts to provide specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. Contracts to provide these services were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.

     On February 11, 2003, the Company announced that it changed its tradename for its operating subsidiaries, Volume Services and Service America, from Volume Services America to Centerplate.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Volume Holdings, and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.

     Fiscal Year -- The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 2001 and 2002 fiscal years consisted of 52 weeks and fiscal year 2000 contained 53 weeks.

     Cash and Cash Equivalents -- The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash.

     Revenue Recognition -- The Company typically enters into one of three types of contracts: 1) profit and loss contracts, 2) profit sharing contracts, and 3) management fee contracts. Under profit and loss and profit-sharing contracts, revenue from food and beverage concessions and catering contract food services is recognized as net sales when the services are provided. Management fee contracts provide the Company with a fixed fee or a fixed fee plus an incentive fee and the Company bears no profit or loss risk. Fees received for management fee contracts are included in net sales when earned.

     Merchandise Inventories -- Merchandise inventories consist of food, beverage, team and other merchandise. Inventory is valued at the lower of cost or market, determined on the first-in, first-out basis.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     Depreciation -- Property and equipment is stated at cost and is depreciated on the straight-line method over the lesser of the estimated useful life of the asset and the term of the contract at the site where such property and equipment is located. Following are the estimated useful lives of the property and equipment:

     - Leasehold improvements -- 10 years subject to limitation by the lease term or contract term, if applicable

     - Merchandising equipment -- 5 to 10 years subject to limitation by the contract term, if applicable

     - Vehicles and other equipment -- 2 to 10 years subject to limitation by the contract term, if applicable

     Contract Rights -- Contract rights, net of accumulated amortization, consist primarily of certain directly attributable costs incurred by the Company in obtaining or renewing contracts with clients and the adjustment to fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs for the Company are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company. Accumulated amortization was approximately $35,321,000 at January 1, 2002 and $34,396,000 at December 31, 2002. Amortization expense for fiscal 2003-2007 is estimated to be $13,700,000, $12,500,000, $11,600,000, $10,000,000 and $9,200,000, respectively.

     Cost in Excess of Net Assets Acquired and Trademarks -- At the beginning of fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, cost in excess of net assets acquired (goodwill) and trademarks were no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge. Accumulated amortization for goodwill and trademarks were approximately $6,748,000 and $3,551,000, respectively at December 31, 2002. Goodwill and trademark amortization (pre-tax) was approximately $2,458,000 in each of fiscal years 2000 and 2001. Had SFAS No. 142 been in effect for those fiscal years, the adjusted net income (loss) would have been as follows:

                                                                   FISCAL YEAR ENDED
                                                        ----------------------------------------
                                                        JANUARY 2,    JANUARY 1,    DECEMBER 31,
                                                           2001          2002           2002
                                                        -----------   -----------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss)............................  $    (4,219)  $    (3,600)   $    4,496
  Goodwill amortization...............................        1,771         1,771            --
  Trademark amortization..............................          687           687            --
                                                        -----------   -----------    ----------
Adjusted net income (loss)............................  $    (1,761)  $    (1,142)   $    4,496
                                                        ===========   ===========    ==========
BASIC NET LOSS PER SHARE:
  Reported net income (loss)..........................  $(12,708.54)  $(10,844.55)   $13,541.17
  Goodwill amortization...............................     5,334.95      5,334.95            --
  Trademark amortization..............................     2,067.98      2,067.98            --
                                                        -----------   -----------    ----------
Adjusted net income (loss)............................  $ (5,305.60)  $ (3,441.61)   $13,541.17
                                                        ===========   ===========    ==========
DILUTED NET LOSS PER SHARE:
  Reported net income (loss)..........................  $(12,708.54)  $(10,844.55)   $13,541.17
  Goodwill amortization...............................     5,334.95      5,334.95            --
  Trademark amortization..............................     2,067.98      2,067.98            --
                                                        -----------   -----------    ----------
Adjusted net income (loss)............................  $ (5,305.60)  $ (3,441.61)   $13,541.17
                                                        ===========   ===========    ==========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     Deferred Financing Costs -- Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. Accumulated amortization was approximately $4,492,000 at January 1, 2002 and $5,923,000 at December 31, 2002.

     Impairment of Long-Lived Assets and Contract Losses -- In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and contract assets for impairment whenever events or changes in circumstances indicate that the book value of the asset group may not be recoverable. Accordingly, the Company estimates the future undiscounted cash flows expected to result from the use of the asset group and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, such as property, and certain identifiable intangibles, is based on the estimated fair value of the asset determined by future discounted net cash flows.

     Derivative Financial Instruments -- The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of the Financial Accounting Standards Board ("FASB") Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

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

     Insurance -- At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers' compensation risk supplemented by stop-loss type insurance policies. During the fiscal years 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers' compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability and workers' compensation risks, supplemented by stop-loss type insurance policies. Management determines the estimate of the reserve for the deductible and self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 2.17 percent and 5.07 percent at January 1, 2002 and 1.32 percent and 3.83 percent at December 31, 2002), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at January 1, 2002 and December 31, 2002 were $2,061,000 and $4,654,000, respectively. The related undiscounted amounts were $2,184,000 and $4,955,000, respectively.

     The Company became self-insured for employee health insurance in December 1999. Prior to December 1999, the Company had a premium-based insurance program. The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 1, 2002 and December 31, 2002 was $951,000 and $1,222,000, respectively.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     Cash Overdrafts -- The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling $6,614,000 and $7,582,000 at January 1, 2002 and December 31, 2002, respectively.

     Foreign Currency -- The balance sheet and results of operations of the Company's Canadian subsidiary (a subsidiary of Service America) are measured using the local currency as the functional currency. Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period. The exchange gains and losses arising on transactions are charged to income as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in accumulated other comprehensive loss. These amounts were not significant for any period reported.

     Transaction Related Expenses -- Transaction related expenses in fiscal year 2000 consist primarily of expenses incurred in connection with the analysis of a potential recapitalization and strategic investment opportunities. Transaction related expenses in fiscal year 2002 consisted primarily of expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies, including proposals for securities offerings that preceded the proposed initial public offering of Income Deposit SecuritieS ("IDSS") and the related refinancing of the existing credit facility and senior subordinated notes.

     Income Taxes -- The provision for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

     Segment Reporting -- The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

     Reclassifications -- Certain amounts in 2000 and 2001 have been reclassified, where applicable, to conform to the financial statement presentation used in 2002.

     Noncash Compensation -- The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation. The Company will continue to account for existing stock-based compensation on the non-recourse loans using the fair value method and will apply the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (see new Accounting Standards).

     New Accounting Standards -- In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction. First, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishments of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact to the Company due to the Amendment of SFAS No. 13. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company does not believe the impact on our financial position and results of operations of the

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

rescission of SFAS Nos. 4, 44, and 64 and the other technical corrections prescribed by this statement, all of which become effective for the Company in fiscal 2003, will be material.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company does not believe the impact of the statement on our financial position or results of operations will be material.

     On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe the impact of this Interpretation on its financial position or results of operations will be material or that additional disclosure is required.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this Statement will not materially affect the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this interpretation will not materially affect the Company's financial position or results of operations.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

3.  SIGNIFICANT RISKS AND UNCERTAINTIES

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for self-insured claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

     Certain Risk Concentrations -- Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high-credit qualified financial institutions and, by practice, limits the amount of credit exposure to any one financial institution.

     Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company's customer base and their dispersion across different geographic areas. For the fiscal years ended January 2, 2001, January 1, 2002 and December 31, 2002, the Company had one customer that accounted for approximately 9.8 percent, 10.0 percent and 8.6 percent of net sales, respectively.

     The Company's revenues and earnings are dependent on various factors such as attendance levels and the number of games played by the professional sports teams which are tenants at facilities serviced by the Company, which can be favorably impacted if the teams qualify for post-season play, or adversely affected if there are stoppages such as strikes by players of the teams.

4.  DEBT

     Long-term debt consists of the following (in thousands):

                                                                2001       2002
                                                              --------   --------
Term B borrowings...........................................  $111,550   $110,400
Revolving loans.............................................     8,000     15,000
Senior subordinated notes...................................   100,000    100,000
                                                              --------   --------
                                                               219,550    225,400
Less -- current portion of long-term debt...................    (1,150)    (1,150)
                                                              --------   --------
Total long-term debt........................................  $218,400   $224,250
                                                              ========   ========

     Credit Agreement -- On December 3, 1998, Volume Services America (the "Borrower") entered into a credit agreement, which provided for $160,000,000 in term loans, consisting of $40,000,000 of Tranche A term loans ("Term Loan A") and $120,000,000 of Tranche B term loans ("Term Loan B" and together with Term Loan A, the "Term Loans") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Term Loans were used to repay in full all outstanding indebtedness of Volume Services and Service America under their then existing credit facilities and to pay fees and expenses incurred in connection with the acquisition of Service America and the credit agreement. All borrowings under the credit facility are secured by substantially all the assets of Volume Holdings and the majority of its subsidiaries, including Volume Services and Service America. The commitments under the Revolving Credit Facility are available to fund capital investment requirements, working capital and general corporate needs of the Company. On March 4, 1999, the $40,000,000 of Term A borrowings and $5,000,000 of Term B borrowings were repaid with the proceeds from the Senior Subordinated Notes discussed below.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     Installments of Term Loan B are due in consecutive quarterly installments on the last day of each fiscal quarter with 25 percent of the following annual amounts being paid on each installment date: $1,150,000 in each year from 2003 through 2005, and $106,950,000 in 2006.

     The Revolving Credit Facility allows the Company to borrow up to $75,000,000 and includes a sub-limit of $35,000,000 for letters of credit which reduce availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for Swingline Loans. Revolving Loans must be repaid at the Revolving Credit Facility maturity date and Swingline Loans must be either repaid within one month or converted to Revolving Loans. The Revolving Credit Facility will mature on December 3, 2004. At December 31, 2002, $15,000,000 in Revolving Loans were outstanding under the Revolving Credit Facility, and approximately $16,277,000 of letters of credit were outstanding but undrawn.

     Borrowings under the credit agreement bear interest at floating rates based upon the interest rate option elected by the Company and the Company's leverage ratio. The weighted average interest rates at January 1, 2002 were 6.38 percent for Term Loan B and 5.61 percent for the Revolving Credit Facility. The weighted average interest rates at December 31, 2002 were 5.19 percent for Term Loan B and 4.80 percent for the Revolving Credit Facility.

     The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. The credit agreement contains covenants that require the Company to comply with certain financial covenants, including a maximum net leverage ratio, an interest coverage ratio and a minimum consolidated cash net worth test, as defined. At December 31, 2002, the Company was in compliance with all covenants. In addition, Volume Services America is restricted in its ability to pay dividends and other restricted payments in an amount greater than approximately $49,500,000 at December 31, 2002.

     Senior Subordinated Notes -- On March 4, 1999, Volume Services America completed a private placement of 11 1/4% Senior Subordinated Notes in the aggregate principal amount of $100,000,000. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which have been registered under the Securities Act of 1933. The notes mature on March 1, 2009 and interest is payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes are unsecured, are subordinated to all the existing senior debt and any future senior debt of Volume Services America, rank equally with all of the other senior subordinated debt of Volume Services America, and rank senior to all of Volume Services America's existing subordinated debt and any future subordinated debt. Furthermore, the debt is guaranteed by Volume Holdings and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The proceeds of the notes were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by Volume Holdings of 194 shares of Volume Holdings common stock for $49,500,000 and the repayment by Volume Holdings of a $500,000 note in favor of GE Capital and (iii) pay fees and expenses incurred in connection with the notes and the consent from lenders to an amendment to the Revolving Credit Facility.

     Aggregate annual maturities of long-term debt at December 31, 2002 are as follows (in thousands):

2003........................................................  $  1,150
2004........................................................     1,150
2005........................................................    16,150
2006........................................................   106,950
2007........................................................        --
Thereafter..................................................   100,000
                                                              --------
Total.......................................................  $225,400
                                                              ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

5.  INCOME TAXES

     The components of deferred taxes are (in thousands):

                                                               2001      2002
                                                              -------   -------
Deferred tax liabilities:
  Intangibles (goodwill, contract rights and trademarks)....  $(6,509)  $(5,853)
  Differences between book and tax basis of property........       --      (858)
  Other.....................................................   (1,130)   (1,115)
                                                              -------   -------
                                                               (7,639)   (7,826)
                                                              -------   -------
Deferred tax assets:
  Difference between book and tax basis of property.........        2        --
  Bad debt reserves.........................................      291       158
  Inventory reserves........................................      144        91
  Other reserves and accrued liabilities....................    4,692     4,441
  General business and AMT credit carryforwards.............    3,499     3,020
  Accrued compensation and vacation.........................      980     1,205
  Net operating loss carryforward...........................    1,021       586
                                                              -------   -------
                                                               10,629     9,501
Valuation allowance.........................................   (2,257)     (942)
                                                              -------   -------
                                                                8,372     8,559
                                                              -------   -------
Net deferred tax asset......................................  $   733   $   733
                                                              =======   =======
Net deferred tax asset is recognized as follows in the
  accompanying 2001 and 2002 consolidated balance sheets:
  Current deferred tax asset................................  $   701   $ 2,764
  Noncurrent deferred tax asset (liability).................       32    (2,031)
                                                              -------   -------
Net deferred tax asset......................................  $   733   $   733
                                                              =======   =======

     At December 31, 2002, the Company had approximately $14,233,000 of federal net operating loss carryforwards, $6,597,000 of which are from the acquisition of Service America. These carryforwards expire in varying periods ending on or before 2020. The Company's future ability to utilize the acquired Service America net operating loss carryforward is limited to some extent by Section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2002, the Company has approximately $4,732,000 of federal general business tax credit carryforwards. These carryforwards expire in various periods ending on or before 2021. In addition, the Company has approximately $637,000 of Canadian net operating loss carryforwards. These carryforwards expire in various periods ending on or before 2008.

     At December 31, 2002, the Company had a valuation allowance of approximately $942,000 related to the deferred tax assets associated with certain net operating loss and credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of these net operating losses and credit carryovers. These carryovers are dependent upon future income. Management has reduced the valuation allowance in fiscal year 2002 by approximately $1,315,000.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

     The components of the benefit for income taxes on income (loss) are as follows (in thousands):

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 2,   JANUARY 1,   DECEMBER 31,
                                                         2001         2002          2002
                                                      ----------   ----------   ------------
Current provision (benefit).........................   $  (130)      $ 478         $(187)
Deferred benefit....................................    (1,158)       (910)           --
                                                       -------       -----         -----
Total benefit for income taxes......................   $(1,288)      $(432)        $(187)
                                                       =======       =====         =====

     A reconciliation of the provision for income taxes on continuing operations to the federal statutory rate follows:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 2,   JANUARY 1,   DECEMBER 31,
                                                         2001         2002          2002
                                                      ----------   ----------   ------------
Statutory rate......................................     (34)%        (34)%          34%
Differences:
  State income taxes................................      (1)          11             2
  Nondeductible expenses (meals and
     entertainment).................................       4            2             2
  Adjustment to valuation allowance.................      --           56           (31)
  Goodwill..........................................       9           13            --
  Federal tax credits...............................      (1)         (56)           (5)
  Reserve for tax audit.............................      --           --            (9)
  Nondeductible compensation........................       2            1             4
  Other.............................................      (2)          (4)           (1)
                                                         ---          ---           ---
Total benefit for income taxes......................     (23)%        (11)%          (4)%
                                                         ===          ===           ===

6.  EQUITY TRANSACTIONS

     Loans to Related Parties -- At January 1, 2002 and December 31, 2002, the Company had outstanding loans to VSI Management Direct L.P. and another partnership which hold a direct and an indirect ownership, respectively, in the Company. The loans were used to fund the repurchase of partnership interests from former members of management. Accordingly, these amounts have been included as a reduction to stockholders' equity.

     Noncash Compensation -- During fiscal 2000, certain management employees purchased units in the two partnerships described above. These purchases were financed with nonrecourse loans. The terms of the purchase agreements are such that the issuance of these units is a variable plan, which requires the Company to revalue the units at each measurement date for changes in the fair value of the units. The related compensation expense is recorded in selling, general, and administrative expenses in the statement of operations and comprehensive income
(loss) for fiscal years 2000, 2001 and 2002. Had compensation costs been determined as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net earnings would not have been significant.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

7.  INTEREST RATE HEDGING ARRANGEMENTS

     Effective April 15, 1999, the Company entered into an interest cap transaction with the Union Bank of California ("UBOC") for a $10,000,000 notional amount for $4,200. The interest rate cap protected the Company if the three-month LIBOR exceeded 7.5 percent through January 16, 2001.

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

     All interest rate hedging arrangements expired in fiscal 2001 and no arrangements were entered into during fiscal 2002.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments and related underlying assumptions are as follows:

     Long-Term Debt -- The Company estimates that the carrying value at January 1, 2002 and December 31, 2002 approximates the fair value of the Term Loans and Revolving Credit Facility based upon the variable rate of interest and frequent repricing. The Company estimates the fair value of the Senior Subordinated Notes to be approximately $97,000,000 (book value $100,000,000) at January 1, 2002 and $95,000,000 (book value $100,000,000) at December 31, 2002 based on third-party quotations for the same or similar issues.

     Interest Rate Hedging Arrangements -- At January 2, 2001, the Company estimated the fair values of the interest rate swap, cap and floor as a loss of $114,389, $0 and a loss of $620, respectively. These figures represent the estimated amounts the Company would have paid or received to terminate these financial instrument agreements, as quoted by the financial institution. As of January 1, 2002 all arrangements the Company had been party to had matured and no additional arrangements were entered into during fiscal 2002.

     Current Assets and Current Liabilities -- The Company estimates the carrying value of these assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

9.  COMMITMENTS AND CONTINGENCIES

     Leases and Client Contracts -- The Company operates primarily at its clients' premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $168,782,000, $183,324,000 and $192,499,000 for fiscal years 2000, 2001 and
2002, respectively. Minimum guaranteed commission and royalty expense was approximately $10,223,000, $7,016,000 and $7,625,000 for fiscal years 2000, 2001 and 2002, respectively.

     The Company leases a number of real properties and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases. Rent expense was approximately $1,080,000, $961,000 and $1,112,000 in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

     Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows (in thousands):

                                                                          COMMISSIONS
                                                              OPERATING       AND
YEAR                                                           LEASES      ROYALTIES
----                                                          ---------   -----------
2003........................................................   $  532       $ 7,598
2004........................................................      377         7,331
2005........................................................      186         6,958
2006........................................................      113         4,876
2007........................................................       20         3,066
Thereafter..................................................       --        10,359
                                                               ------       -------
Total.......................................................   $1,228       $40,188
                                                               ======       =======

     Employment Contracts -- The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 2002, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $6.5 million.

     Commitments -- Pursuant to its contracts with various clients, the Company is committed to spend approximately $18.8 million during 2003 and $1.8 million during 2004 for equipment improvements and location contract rights.

     At December 31, 2002, the Company has $8,502,000 of letters of credit collateralizing the Company's performance and other bonds, and $6,344,000 in letters of credit collateralizing the self-insurance reserves of the Company, and $1,431,000 in other letters of credit.

     Contingencies -- On April 20, 2001 one of the Company's customers filed for Chapter 11 bankruptcy. The Company had approximately $3.2 million of receivables and leasehold improvements recorded at the time of the filings relating to this customer. In fiscal 2001, the Company wrote-off $2.5 million of other assets primarily representing long term receivables. In 2002, the Company filed a bankruptcy claim in the amount of $3.2 million. Subsequently, the Company has negotiated a settlement agreement with the customer the terms of which have been agreed upon but not yet finalized.

     In July 2000, the Company entered into an agreement to manage an arena in the City of Bridgeport, Connecticut once the City completed its construction. In 2001, the City asserted a claim against the Company of approximately $2.1 million for certain construction charges the City incurred on building the arena. The Company settled the claim with the City for less than $100,000 in the third quarter of fiscal 2002.

     Litigation -- There are various claims and pending legal actions against or indirectly involving the Company. It is the opinion of management, after considering a number of factors, including, but not limited to, the current status of the litigation (including any settlement discussions), views of retained counsel, the nature of the litigation, the prior experience of the Company, and the amounts which the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or future results of operations of the Company.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

10.  RELATED PARTY TRANSACTIONS

     Management Fees -- Certain administrative and management functions are provided to the Company by the Blackstone Group and GE Capital through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $250,000 in fiscal years 2000, 2001 and 2002. GE Capital was paid management fees of $167,000 in fiscal years 2000, 2001 and 2002. Such amounts are included in selling, general and administrative expenses.

     Leasing Services -- GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 2000, 2001 and 2002 for such services, net of discounts earned, were approximately $165,000, $95,000 and $75,000, respectively, and are included in selling, general and administrative expenses.

     Management Incentive Agreement -- The Company maintains a discretionary incentive plan whereby general managers and senior management personnel qualify for incentive payments in the event that the Company has exceeded certain financial performance targets determined on an annual basis. The Company has accrued approximately $1,096,000 and $951,000 in accrued salaries and vacations in the accompanying balance sheets at January 1, 2002 and December 31, 2002, respectively, for such incentives payable to certain general managers and senior management personnel. These amounts are included in selling, general, and administrative expenses. Under the plan, the payment of the executive officers' bonuses for 2002 was contingent on the Company's financial performance in 2002. The bonus amounts paid to each executive officer do not reflect the full amount of the annual bonus that each executive officer would have received as a 2002 bonus payment. At our board of directors' request, the named executive officers agreed to forfeit the balance of their 2002 bonus in exchange for a commitment that the Company will pay bonuses (the sum of which, in the aggregate, will not exceed $1,000,000) upon a successful refinancing or other similar extraordinary transaction by the Company. If such a refinancing or other similar transaction is not completed, these contingent bonuses will not be paid.

11.  RETIREMENT PLAN

     Effective February 15, 2000, the Volume Service 401(k) plan was merged into the Service America 40l(k) plan, forming the Volume Services America 401(k) defined contribution plan. This plan covers substantially all Volume Services America employees. Employees may contribute up to 16 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first 6 percent of employee compensation, with an additional discretionary match up to 50 percent. The Company's contributions to the previous individual plans and the combined plan were approximately $319,000 for fiscal 2000, $397,000 in fiscal 2001 and $313,000 in fiscal 2002.

     Multi-Employer Pension Plans -- Certain of the Company's union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act ("ERISA"), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. Amounts charged to expense and contributed to the plans were not material for the periods presented.

12.  CONTRACT RELATED LOSSES

     During fiscal years 2000, 2001 and 2002, several contracts which the Company intends to continue operating were identified as impaired, as the future undiscounted cash flows of each of these contracts was estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract. As such, the carrying values of these contracts were written down to the Company's estimate of fair value based on the present value of the discounted future cash flows. The Company wrote down approximately $976,000 of property and equipment, $221,000 of contract rights and

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

$269,000 of other assets in fiscal 2000. In fiscal 2001, the Company wrote down approximately $2.3 million of property and equipment and contract rights. In addition, the Company recorded an impairment charge of approximately $2.5 million for the write down of other assets. In fiscal 2002, the Company wrote down approximately $699,000 in contract rights related to a certain contract.

     On June 12, 1998, Service America commenced arbitration proceedings through the American Arbitration Association in New York, New York against Silver Huntington Realty LLC and Silver Huntington LLC. In May 2000, the arbitrator reached a decision in this matter. The decision provided for no payment from either party to the other. As a result, in fiscal 2000, the Company wrote off related assets in the amount of $754,000 and recorded approximately $305,000 in related legal fees.

13.  OTHER INCOME

     During fiscal 2002, Service America received approximately $1.4 million from funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Counsel has advised that Service America has no obligation to escheat such funds. These funds were recorded in Other income, net.

14.  EXECUTIVE EMPLOYMENT AGREEMENTS

     Effective April 15, 2002, the Company entered into an Executive Employment Agreement (the "Agreement") with its Chief Executive Officer, Lawrence E. Honig. The Agreement provides for the grant of stock options equal to three percent of the total outstanding number of shares of Volume Holdings on the option issuance date, pursuant to a stock option plan that was to be adopted within 180 days of the effective date of the Agreement. As of the date hereof, the Company and the Chief Executive Officer are working to develop the stock option plan or the equivalent, which they anticipate will be completed in the near future. In addition, if a sale of all or substantially all of Volume Holdings' stock and/or assets takes place before April 15, 2004 and the total amounts received by or distributed to our stockholders per share in such sale exceed the exercise price per share for the shares subject to these options, and such excess value, multiplied by the number of shares as to which Mr. Honig has options (the "aggregate excess value"), is less than $1 million, Mr. Honig will be paid the difference between the aggregate excess value and $1 million at the time such sale is consummated. The exercise price is to be equivalent to the fair value of the common stock as established by the board of directors on the grant date and the stock options will vest 20% per year during a period of five years. The stock options will terminate ten years from the grant date. The Company plans to measure compensation cost, if any, associated with the stock options based upon the intrinsic value of the stock options measured at the grant date, in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

15.  SUBSEQUENT EVENTS

     On February 13, 2003, Volume Services America Holdings, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed IDSS offering. The Company has also filed a preliminary prospectus with the Canadian provincial securities regulatory authorities. In connection with this offering, Volume Services America would commence a tender offer and consent solicitation for its outstanding 11 1/4% senior subordinated notes due 2009 and would refinance its existing credit facility. Under the proposed IDSS offering, Volume Holdings would be the proposed issuer of the new subordinated notes but the non-guarantor subsidiaries would remain the same. There is no guarantee that the IDSS offering will occur and the Company may elect not to proceed with the IDSS offering or any or all of the related transactions due to changes in the Company's business or strategic plans, general economic and market conditions or any other factors.

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     Quarterly operating results for the years ended January 1, 2002 and December 31, 2002 are as follows (in thousands, except per share data):

                                                                          FOURTH
YEAR ENDED             FIRST QUARTER   SECOND QUARTER   THIRD QUARTER     QUARTER        TOTAL
JANUARY 1, 2002        -------------   --------------   -------------   -----------   -----------
Net sales............  $     83,194     $    157,646    $    177,559    $   124,714   $   543,113
Cost of sales........        70,972          127,972         143,533        104,119       446,596
                       ------------     ------------    ------------    -----------   -----------
Gross profit.........        12,222           29,674          34,026         20,595        96,517
Selling, general, and
  administrative.....        10,321           12,281          13,155         12,351        48,108
Depreciation and
  amortization.......         6,008            6,077           6,076          6,331        24,492
Contract related
  losses.............            --            3,199             933            630         4,762
                       ------------     ------------    ------------    -----------   -----------
Operating income
  (loss).............        (4,107)           8,117          13,862          1,283        19,155
Interest expense,
  net................         6,545            6,006           5,554          5,324        23,429
Other income, net....           (21)             (44)            (91)           (86)         (242)
                       ------------     ------------    ------------    -----------   -----------
Income (loss) before
  income taxes.......       (10,631)           2,155           8,399         (3,955)       (4,032)
Income tax benefit...            --               --              --           (432)         (432)
                       ------------     ------------    ------------    -----------   -----------
Net income (loss)....  $    (10,631)    $      2,155    $      8,399    $    (3,523)  $    (3,600)
                       ============     ============    ============    ===========   ===========
Basic net income
  (loss) per share...  $ (32,021.07)    $   6,487.58    $  25,298.59    $(10,609.65)  $(10,844.55)
Diluted net income
  (loss) per share...  $ (32,021.07)    $   6,487.58    $  25,298.59    $(10,609.65)  $(10,844.55)

YEAR ENDED             FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER    TOTAL
DECEMBER 31, 2002      -------------   --------------   -------------   --------------   --------
Net sales............   $    87,840     $    166,421    $    195,100     $    127,801    $577,162
Cost of sales........        74,799          134,279         156,459          105,392     470,929
                        -----------     ------------    ------------     ------------    --------
Gross profit.........        13,041           32,142          38,641           22,409     106,233
Selling, general, and
  administrative.....        11,633           14,951          16,015           12,658      55,257
Depreciation and
  amortization.......         5,593            6,679           6,734            7,179      26,185
Transaction related
  expenses...........            --               --              --              597         597
Contract related
  losses.............            --              699              --               --         699
                        -----------     ------------    ------------     ------------    --------
Operating income
  (loss).............        (4,185)           9,813          15,892            1,975      23,495
Interest expense,
  net................         5,357            5,175           5,129            5,081      20,742
Other income, net....        (1,384)             (34)            (28)            (110)     (1,556)
                        -----------     ------------    ------------     ------------    --------

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

YEAR ENDED             FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER    TOTAL
DECEMBER 31, 2002      -------------   --------------   -------------   --------------   --------
Income (loss) before
  income taxes.......        (8,158)           4,672          10,791           (2,996)      4,309
Income tax provision
  (benefit)..........        (1,288)             831           1,008             (738)       (187)
                        -----------     ------------    ------------     ------------    --------
Net income (loss)....   $    (6,870)    $      3,841    $      9,783     $     (2,258)   $  4,496
                        ===========     ============    ============     ============    ========
Basic net income
  (loss) per share...   $(20,691.49)    $  11,569.60    $  29,466.29     $  (6,803.23)   $13,541.17
Diluted net income
  (loss) per share...   $(20,691.49)    $  11,569.60    $  29,466.29     $  (6,803.23)   $13,541.17

17.  NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
     The senior subordinated notes are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of the Parent Company, Guarantor Subsidiaries (including Volume Services America, the issuer) and Non-Guarantor Subsidiaries as of January 1, 2002 and December 31, 2002 (in the case of the balance sheet) and for the years ended January 2, 2001, January 1, 2002 and December 31, 2002 (in the case of the statement of operations and comprehensive income (loss) and the statement of cash flows):

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS, YEAR ENDED JANUARY 2, 2001

                                        ISSUER AND
                                         COMBINED       COMBINED
                             VOLUME     GUARANTOR     NON-GUARANTOR
                            HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                            --------   ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS)
Net sales.................  $     --     $491,232        $31,301         $   --        $522,533
Cost of sales.............        --      398,063         26,097             --         424,160
Selling, general, and
  administrative..........        --       44,491          3,369             --          47,860
Depreciation and
  amortization............        --       23,870          2,430             --          26,300
Transaction related
  expenses................        --        1,105             --             --           1,105
Contract related losses...        --        2,524             --             --           2,524
                            --------     --------        -------         ------        --------
Operating income (loss)...        --       21,179           (595)            --          20,584
Interest expense..........        --       26,577             --             --          26,577
Other income, net.........        --         (450)           (36)            --            (486)
                            --------     --------        -------         ------        --------
Loss before income
  taxes...................        --       (4,948)          (559)            --          (5,507)
Income tax benefit........        --       (1,288)            --             --          (1,288)
Loss in earnings of
  subsidiaries............    (4,219)          --             --          4,219              --
                            --------     --------        -------         ------        --------
Net loss..................    (4,219)      (3,660)          (559)         4,219          (4,219)
Other comprehensive loss
  foreign currency........        --           --            (64)            --             (64)
                            --------     --------        -------         ------        --------
Comprehensive loss........  $ (4,219)    $ (3,660)       $  (623)        $4,219        $ (4,283)
                            ========     ========        =======         ======        ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS, YEAR ENDED JANUARY 2, 2001

                                                     ISSUER AND
                                                      COMBINED       COMBINED
                                          VOLUME     GUARANTOR     NON-GUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED
                                         --------   ------------   -------------   ------------
                                                             (IN THOUSANDS)
Cash flows from operating activities...   $  --       $ 22,159        $   525        $ 22,684
                                          -----       --------        -------        --------
Cash flows from investing activities:
  Purchase of property and equipment...      --         (5,877)          (522)         (6,399)
  Proceeds from sale of property, plant
     and equipment.....................      --            965             --             965
  Purchase of contract rights..........      --         (6,677)          (800)         (7,477)
                                          -----       --------        -------        --------
     Net cash used in investing
       activities......................      --        (11,589)        (1,322)        (12,911)
                                          -----       --------        -------        --------
Cash flows from financing activities:
  Net borrowings -- revolving loans....      --         (3,500)            --          (3,500)
  Principal payments on long-term
     debt..............................      --         (1,150)            --          (1,150)
  Principal payments on capital lease
     obligations.......................      --           (206)            --            (206)
  Decrease in bank overdrafts..........      --           (828)        (1,524)         (2,352)
  Increase in loans to related
     parties...........................      --           (120)            --            (120)
                                          -----       --------        -------        --------
     Net cash used in financing
       activities......................      --         (5,804)        (1,524)         (7,328)
Increase (decrease) in cash............      --          4,766         (2,321)          2,445
Cash and cash equivalents:
  Beginning of year....................      --          9,392          2,889          12,281
                                          -----       --------        -------        --------
  End of year..........................   $  --       $ 14,158        $   568        $ 14,726
                                          =====       ========        =======        ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED BALANCE SHEET, JANUARY 1, 2002

                                        ISSUER AND
                                         COMBINED       COMBINED
                             VOLUME     GUARANTOR     NON-GUARANTOR
                            HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                            --------   ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS)
                                             ASSETS
Current assets:
  Cash and cash
     equivalents..........  $     --     $ 14,976        $   166        $     --       $ 15,142
  Accounts receivable.....        --       16,471          1,915              --         18,386
  Other current assets....        --       23,667          1,028          (8,304)        16,391
                            --------     --------        -------        --------       --------
     Total current
       assets.............        --       55,114          3,109          (8,304)        49,919
Property and equipment....        --       54,607          3,181              --         57,788
Contract rights, net......        --       79,890            790              --         80,680
Cost in excess of net
  assets acquired, net....        --       46,457             --              --         46,457
Investment in
  subsidiaries............   (10,260)          --             --          10,260             --
Other assets..............        --       31,050              6              --         31,056
                            --------     --------        -------        --------       --------
Total assets..............  $(10,260)    $267,118        $ 7,086        $  1,956       $265,900
                            ========     ========        =======        ========       ========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Intercompany
     liabilities..........  $     --     $     --        $ 8,304        $ (8,304)      $     --
  Other current
     liabilities..........        --       54,901          1,145              --         56,046
                            --------     --------        -------        --------       --------
     Total current
       liabilities........        --       54,901          9,449          (8,304)        56,046
Long-term debt............        --      218,400             --              --        218,400
Other liabilities.........        --        1,714             --              --          1,714
                            --------     --------        -------        --------       --------
     Total liabilities....        --      275,015          9,449          (8,304)       276,160
                            --------     --------        -------        --------       --------
Stockholders' deficiency:
  Common stock............        --           --             --              --             --
  Additional paid-in
     capital..............    66,852       66,852             --         (66,852)        66,852
  Accumulated deficit.....   (26,062)     (24,170)        (1,892)         26,062        (26,062)
  Treasury stock and
     other................   (51,050)     (50,579)          (471)         51,050        (51,050)
                            --------     --------        -------        --------       --------
     Total stockholders'
       deficiency.........   (10,260)      (7,897)        (2,363)         10,260        (10,260)
                            --------     --------        -------        --------       --------
Total liabilities and
  stockholders'
  deficiency..............  $(10,260)    $267,118        $ 7,086        $  1,956       $265,900
                            ========     ========        =======        ========       ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS, YEAR ENDED JANUARY 1, 2002

                                        ISSUER AND
                                         COMBINED       COMBINED
                             VOLUME     GUARANTOR     NON-GUARANTOR
                            HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                            --------   ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS)
Net sales.................  $     --     $518,714        $24,399         $   --        $543,113
Cost of sales.............        --      424,623         21,973             --         446,596
Selling, general, and
  administrative..........        --       46,503          1,605             --          48,108
Depreciation and
  amortization............        --       23,678            814             --          24,492
Transaction related
  expenses................        --           --             --             --              --
Contract related losses...        --        4,762             --             --           4,762
                            --------     --------        -------         ------        --------
Operating income (loss)...        --       19,148              7             --          19,155
Interest expense..........        --       23,429             --             --          23,429
Other income, net.........        --         (213)           (29)            --            (242)
                            --------     --------        -------         ------        --------
Income (loss) before
  income taxes............        --       (4,068)            36             --          (4,032)
Income tax benefit........        --         (432)            --             --            (432)
Loss in earnings of
  subsidiaries............    (3,600)          --             --          3,600              --
                            --------     --------        -------         ------        --------
Net income (loss).........    (3,600)      (3,636)            36          3,600          (3,600)
Other comprehensive loss
  foreign currency........        --           --           (209)            --            (209)
                            --------     --------        -------         ------        --------
Comprehensive loss........  $ (3,600)    $ (3,636)       $  (173)        $3,600        $ (3,809)
                            ========     ========        =======         ======        ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS, YEAR ENDED JANUARY 1, 2002

                                                     ISSUER AND
                                                      COMBINED       COMBINED
                                          VOLUME     GUARANTOR     NON-GUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED
                                         --------   ------------   -------------   ------------
                                                             (IN THOUSANDS)
Cash flows from operating activities...   $  --       $ 24,874         $(135)        $ 24,739
                                          -----       --------         -----         --------
Cash flows from investing activities:
  Purchase of property and equipment...      --         (7,785)         (267)          (8,052)
  Proceeds from sale of property, plant
     and equipment.....................      --            139            --              139
  Purchase of contract rights..........      --        (21,367)           --          (21,367)
                                          -----       --------         -----         --------
     Net cash used in investing
       activities......................      --        (29,013)         (267)         (29,280)
                                          -----       --------         -----         --------
Cash flows from financing activities:
  Net borrowings -- revolving loans....      --          6,750            --            6,750
  Principal payments on long-term
     debt..............................      --         (1,150)           --           (1,150)
  Principal payments on capital lease
     obligations.......................      --           (149)           --             (149)
  Decrease in bank overdrafts..........      --           (454)           --             (454)
  Increase in loans to related
     parties...........................      --            (40)           --              (40)
                                          -----       --------         -----         --------
     Net cash provided by financing
       activities......................      --          4,957            --            4,957
                                          -----       --------         -----         --------
Increase (decrease) in cash............      --            818          (402)             416
Cash and cash equivalents:
  Beginning of year....................      --         14,158           568           14,726
                                          -----       --------         -----         --------
  End of year..........................   $  --       $ 14,976         $ 166         $ 15,142
                                          =====       ========         =====         ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED BALANCE SHEET, DECEMBER 31, 2002

                                        ISSUER AND
                                         COMBINED       COMBINED
                             VOLUME     GUARANTOR     NON-GUARANTOR
                            HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                            --------   ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS)
                                             ASSETS
Current assets:
  Cash and cash
     equivalents..........  $     --     $ 10,150        $   224        $     --       $ 10,374
  Accounts receivable.....        --       15,309          1,179              --         16,488
  Other current assets....        --       24,948          1,147          (7,295)        18,800
                            --------     --------        -------        --------       --------
     Total current
       assets.............        --       50,407          2,550          (7,295)        45,662
Property and equipment....        --       52,951          3,108              --         56,059
Contract rights, net......        --      101,017            685              --        101,702
Cost in excess of net
  assets acquired, net....        --       46,457             --              --         46,457
Investment in
  subsidiaries............    (5,268)          --             --           5,268
Other assets..............        --       30,290             22              --         30,312
                            --------     --------        -------        --------       --------
Total assets..............  $ (5,268)    $281,122        $ 6,365        $ (2,027)      $280,192
                            ========     ========        =======        ========       ========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Intercompany
     liabilities..........  $     --     $     --        $ 7,295        $ (7,295)      $     --
  Other current
     liabilities..........        --       55,047          1,431              --         56,478
                            --------     --------        -------        --------       --------
     Total current
       liabilities........        --       55,047          8,726          (7,295)        56,478
Long-term debt............        --      224,250             --              --        224,250
Other liabilities.........        --        4,732             --              --          4,732
                            --------     --------        -------        --------       --------
     Total liabilities....        --      284,029          8,726          (7,295)       285,460
                            --------     --------        -------        --------       --------
Stockholders' deficiency:
  Common stock............        --           --             --              --             --
  Additional paid-in
     capital..............    67,417       67,417             --         (67,417)        67,417
  Accumulated deficit.....   (21,566)     (19,649)        (1,917)         21,566        (21,566)
  Treasury stock and
     other................   (51,119)     (50,675)          (444)         51,119        (51,119)
                            --------     --------        -------        --------       --------
     Total stockholders'
       deficiency.........    (5,268)      (2,907)        (2,361)          5,268         (5,268)
                            --------     --------        -------        --------       --------
Total liabilities and
  stockholders'
  deficiency..............  $ (5,268)    $281,122        $ 6,365        $ (2,027)      $280,192
                            ========     ========        =======        ========       ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME, YEAR ENDED DECEMBER 31, 2002

                                         ISSUER AND
                                          COMBINED       COMBINED
                              VOLUME     GUARANTOR     NON-GUARANTOR
                             HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                             --------   ------------   -------------   ------------   ------------
                                                 (IN THOUSANDS)
Net sales..................   $   --      $547,188        $29,974        $    --        $577,162
Cost of sales..............       --       444,767         26,162             --         470,929
Selling, general, and
  administrative...........       --        52,369          2,888             --          55,257
Depreciation and
  amortization.............       --        25,209            976             --          26,185
Transaction related
  expenses.................       --           597             --             --             597
Contract related losses....       --           699             --             --             699
                              ------      --------        -------        -------        --------
Operating income (loss)....       --        23,547            (52)            --          23,495
Interest expense...........       --        20,727             15             --          20,742
Other income, net..........       --        (1,553)            (3)                        (1,556)
                              ------      --------        -------        -------        --------
Income (loss) before income
  taxes....................       --         4,373            (64)            --           4,309
Income tax benefit.........       --          (148)           (39)            --            (187)
Equity in earnings of
  subsidiaries.............    4,496            --             --         (4,496)             --
                              ------      --------        -------        -------        --------
Net income (loss)..........    4,496         4,521            (25)        (4,496)          4,496
Other comprehensive income
  foreign currency.........       --            --             27             --              27
                              ------      --------        -------        -------        --------
Comprehensive income.......   $4,496      $  4,521        $     2        $(4,496)       $  4,523
                              ======      ========        =======        =======        ========

                     VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS, YEAR ENDED DECEMBER 31, 2002

                                                     ISSUER AND
                                                      COMBINED       COMBINED
                                          VOLUME     GUARANTOR     NON-GUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED
                                         --------   ------------   -------------   ------------
                                                             (IN THOUSANDS)
Cash flows from operating activities...   $   --      $ 37,906         $ 667         $ 38,573
Cash flows from investing activities:
  Purchase of property and equipment...       --        (9,292)         (609)          (9,901)
  Proceeds from sale of property, plant
     and equipment.....................       --         2,515            --            2,515
  Purchase of contract rights..........       --       (37,660)           --          (37,660)
                                          ------      --------         -----         --------
     Net cash used in investing
       activities......................       --       (44,437)         (609)         (45,046)
                                          ------      --------         -----         --------
Cash flows from financing activities:
  Net borrowings -- revolving loans....       --         2,250            --            2,250
  Principal payments on long-term
     debt..............................       --        (1,150)           --           (1,150)
  Principal payments on capital lease
     obligations.......................       --          (267)           --             (267)
  Increase in bank overdrafts..........       --           968            --              968
  Increase in loans to related
     parties...........................       --           (96)           --              (96)
                                          ------      --------         -----         --------
     Net cash provided by financing
       activities......................       --         1,705            --            1,705
                                          ------      --------         -----         --------
Increase (decrease) in cash............       --        (4,826)           58           (4,768)
Cash and cash equivalents:
  Beginning of year....................       --        14,976           166           15,142
                                          ------      --------         -----         --------
  End of year..........................   $   --      $ 10,150         $ 224         $ 10,374
                                          ======      ========         =====         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information about each of our directors and executive officers as of March 20, 2003.

NAME                                        AGE                    POSITION
----                                        ---                    --------
David Blitzer.............................  33    Director
John T. Dee...............................  64    Chairman of the Board
Kenneth R. Frick..........................  47    Executive Vice President and Chief
                                                  Financial Officer
Lawrence E. Honig.........................  55    Chief Executive Officer and Director
Howard A. Lipson..........................  39    Director
Janet L. Steinmayer.......................  47    Executive Vice President, General Counsel
                                                  and Secretary
Peter F. Wallace..........................  28    Director

     David Blitzer is a member of our board of directors. Since January 2000, Mr. Blitzer has been a senior managing director of The Blackstone Group L.P., referred to in this Form 10-K as "Blackstone," which he joined in 1991. He has been one of our directors since 1995.

     John T. Dee is chairman of our board of directors. Mr. Dee has served as the chairman of our board since August 1998 and as a director of Service America since January 1993. He has been chairman of the board of Service America since January 1997. From August 1998 to April 2002, Mr. Dee served as our chief executive officer. He also served as president and chief executive officer of Service America from January 1993 to April 2002 and as a consultant to Service America from November 1992 to January 1993. From 1989 to 1992, Mr. Dee was president of Top Food Services, Inc., a company engaged in the food service business. From 1980 to 1989, he was group president at ARAMARK Corporation with responsibility for ARAMARK Corporation's recreational food service and public restaurant operations. From 1979 to 1980, he held senior positions, including president, at Sportservice Corporation, and was responsible for concessions and merchandise operations at airports, theaters, stadiums, arenas and racetracks. From 1968 to 1979, he held various positions at ARAMARK Corporation, including vice president-sales and president of the Leisure Services Group, a division of ARAMARK Corporation engaged in the recreational food service industry.

     Kenneth R. Frick is our executive vice president and chief financial officer. Mr. Frick has served as our chief financial officer since August 1998 and as chief financial officer of Volume Services since December 1995. He served as our vice president from August 1998 to December 2000, when he became executive vice president. Mr. Frick has 18 years of experience in the recreational food service industry, 14 of them with Volume Services. Prior to becoming chief financial officer of Volume Services in 1995, Mr. Frick was the controller for Volume Services for two years, and for seven years was assistant controller and Southeast Regional Controller of Volume Services. Mr. Frick is a certified public accountant.

     Lawrence E. Honig has served as our chief executive officer and director since April 2002. From February 2000 until April 2001, Mr. Honig served as managing director at eHatchery LLC. From January 1998 to July 1999, Mr. Honig was chairman, president and chief executive officer of Edison Brothers Stores, Inc., a specialty retailer, also serving as a director from September 1997 to March 1999 (Edison Brothers Stores, Inc. filed for bankruptcy protection in March 1999). He has previously served as president and chief executive officer of Federated Systems Group, a division of Federated Department Stores. From 1982 to 1992, Mr. Honig was executive vice president and then vice chairman and a member of the board of The May

Department Stores Company. Previously, he was a principal of McKinsey & Company, Inc., an international consulting firm.

     Howard A. Lipson is a member of our board of directors. Mr. Lipson is a senior managing director of Blackstone, which he joined in April 1988. He has been one of our directors since December 1995. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the board of directors of Allied Waste Industries, Inc., Mega Bloks Inc., Columbia House Holdings Inc., and Universal City Development Partners, Ltd. and is a member of the Advisory Committee of Graham Packaging Holdings Company.

     Janet L. Steinmayer is our executive vice president, general counsel and secretary. Ms. Steinmayer has been our general counsel and secretary since August 1998. She served as our vice president from August 1998 to December 2000, when she became executive vice president. Ms. Steinmayer has been corporate vice president, general counsel and secretary of Service America since November 1993. From 1992 to 1993, she was senior vice president -- external affairs and general counsel of Trans World Airlines, Inc., or TWA. From April 1990 to 1991, she served as vice president -- law, deputy general counsel and corporate secretary at TWA. Ms. Steinmayer was a partner at the Connecticut law firm of Levett, Rockwood & Sanders, P.C. from 1988 to 1990.

     Peter F. Wallace is a member of our board of directors. Mr. Wallace joined Blackstone in July 1997 as an analyst and became an associate in January 2001. He has been one of our directors since October 1999.

     The discussion of the amended stockholders' agreement in Certain Relationships and Related Transactions -- Amended Stockholders' Agreement below (with respect to the rights of management and various Blackstone entities to appoint directors) and the discussion of the employment agreements in "Executive Compensation" below, are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of our chief executive officer and the named executive officers for services in all capacities for us in the years indicated.

                                            ANNUAL COMPENSATION
                                --------------------------------------------
                                                              OTHER ANNUAL        ALL OTHER
                                YEAR    SALARY    BONUS(1)   COMPENSATION(2)   COMPENSATION(3)
                                ----   --------   --------   ---------------   ---------------
Lawrence E. Honig.............  2002   $315,000         --          --            $ 52,331(5)
  Chief Executive Officer(4)
John T. Dee...................  2002   $465,000   $ 43,500          --            $120,173(6)
  Chairman of the Board         2001   $465,000   $133,580          --            $107,983
  of Directors(4)               2000   $465,000   $187,700          --            $  5,912
Kenneth R. Frick..............  2002   $225,000         --          --            $ 10,798(7)
  Executive Vice President      2001   $214,558   $ 58,070          --            $  8,538
  and Chief Financial Officer   2000   $204,750   $ 88,200          --            $  2,370
Janet L. Steinmayer...........  2002   $278,654         --          --            $    890(8)
  Executive Vice President,     2001   $237,751   $ 61,140          --            $    261
  General Counsel               2000   $247,000   $ 94,700          --            $    236
  and Secretary

---------------

(1) Bonuses were paid pursuant to Volume Services America's bonus plan for general managers and senior management personnel. Under the plan, the payment of the executive officers' bonuses for 2002 was contingent on Volume Services America's financial performance in 2002. The bonus amounts paid to each named executive officer reflect only a portion of the annual bonus that each named executive officer would have received as a 2002 bonus payment. At our board of directors' request, the named executive officers agreed to forfeit the balance of their 2002 bonus in exchange for a commitment that the Company will pay bonuses (the sum of which, in the aggregate, will not exceed $1,000,000) upon a successful refinancing or other similar transaction by the Company. If such a refinancing or other similar transaction is not completed, these contingent bonuses will not be paid.

(2) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total salary and bonus of any named executive officer for the years shown.

(3) Service America has historically maintained split dollar life insurance policies for certain of its named executive officers and other executives. In light of recent changes in the law, Service America has determined not to pay the premiums due for 2003 and is taking appropriate actions to provide alternatives to these arrangements.

(4) On April 15, 2002, Mr. Dee resigned as chief executive officer. On April 15, 2002, Lawrence E. Honig entered into an employment agreement with us to serve as chief executive officer. His annual base salary is $450,000.

(5) Amount includes $49,822 in relocation benefits and $2,509 in insurance premiums.

(6) Amount includes $117,423 in insurance premiums, including $13,400 in split dollar life insurance premiums, and $2,750 in Volume Services America's contributions under its 401(k) plan.

(7) Amount includes $2,750 in Volume Services America's contributions under its 401(k) plan and $8,047 in insurance premiums.

(8) Amount includes $890 in insurance premiums.

DIRECTOR COMPENSATION

     Directors of Volume Services America do not receive compensation, except in their capacity as officers or employees.

MANAGEMENT AGREEMENTS

     We have entered into the following arrangements with our directors and executive officers:

     Agreement with Mr. Dee. On May 1, 2002, Volume Holdings entered into an amended employment agreement with Mr. Dee. The agreement provides that Mr. Dee will be employed by us at an annual base salary of $465,000 through August 24, 2003 and then at an annual base salary of $232,500 through August 24, 2005, subject to earlier termination by us for or without cause, or by Mr. Dee for or without good reason, each as defined in the agreement. Mr. Dee is entitled to a bonus at the discretion of our board of directors and to participate in any executive bonus plan and all employee benefit plans maintained by us. The agreement provides for severance pay in the case of a termination by us without cause or by Mr. Dee for good reason in an amount equal to Mr. Dee's annual base salary for the balance of the term of employment, and ancillary employee benefits. During and for two years after Mr. Dee's employment, Mr. Dee has agreed that, without our written consent, he will not:

     - be engaged, in any capacity, in any business that competes with our business; or

     - solicit any person who was employed by us during the 12 months preceding such solicitation.

     Agreement with Mr. Honig. On April 15, 2002, Volume Holdings entered into an employment agreement with Mr. Honig. The agreement provides that Mr. Honig will be employed by Volume Holdings as Chief Executive Officer until April 14, 2004, subject to automatic one-year extensions of the term of his agreement and his employment with Volume Holdings, unless earlier terminated. Mr. Honig's base salary under the agreement is $450,000, subject to increases at the discretion of the board. Mr. Honig is also eligible to earn an annual bonus pursuant to our bonus plan, targeted to be at least 50% of Mr. Honig's base salary.

     Mr. Honig will be granted, pursuant to a long-term management incentive plan that will be put into place, options to purchase a number of shares of Volume Holdings' common stock equal to 3% of the number of shares issued and outstanding on the date of the grant at an exercise price per share equal to the value of our company as determined by the board for purposes of restructuring management's equity in our company, divided by the number of outstanding shares at the time of such restructuring. Of those options, 20% will vest on the first anniversary of the date of the grant and 20% will vest on each anniversary thereafter. The options will fully vest if Mr. Honig's employment is terminated by Volume Holdings without cause, by Mr. Honig for good reason (as such terms are defined in the agreement) or in the event of a sale of all or substantially all of Volume Holdings' stock and/or assets. In addition, if such a sale takes place before April 15, 2004 and the total amounts received by or distributed to our stockholders per share in such sale exceed the exercise price per share for the shares subject to these options, and such excess value, multiplied by the number of shares as to which Mr. Honig has options (the "aggregate excess value"), is less than $1 million, Mr. Honig will be paid the difference between the aggregate excess value and $1 million at the time such sale is consummated.

     The unvested portion of Mr. Honig's options will immediately expire at his termination of employment for any reason and the vested portion will expire one year following the first anniversary of his termination of employment, unless Mr. Honig has been terminated for cause, in which case the vested portion of his options will expire immediately.

     Mr. Honig is also entitled to participate in all employee benefits plans maintained by us, except the split dollar life insurance program, and other benefits. In the case of termination by Volume Holdings without cause or by Mr. Honig for good reason, Mr. Honig will receive his annual base salary and continued benefits for the longer of (x) the date of his termination through April 15, 2004 or (y) one year following the date of his termination, plus any accrued but unpaid bonus amounts. During and for two years after Mr. Honig's employment, Mr. Honig has agreed that, without our written consent, he will not:

     - carry on, be engaged in, or have any financial interest in any business that competes with our business; or

     - solicit any person who was employed by us during the 12 months preceding such solicitation.

     Agreement with Mr. Frick. On November 17, 1995, Volume Services entered into an employment agreement with Mr. Frick. The agreement provides that Mr. Frick will be employed by Volume Services as Chief Financial Officer until he resigns or is dismissed by Volume Services for or without cause, as defined in the agreement. Mr. Frick's annual base salary under the contract is $225,000, subject to annual review by Volume Services's chief executive officer. Mr. Frick is also entitled to receive an annual bonus pursuant to any management incentive compensation plan established by Volume Services. In the case of termination of employment due to resignation, Mr. Frick will receive his salary up to the 30th day following his resignation and any accrued but unpaid bonus amounts. In the case of termination without cause by Volume Services, Mr. Frick will receive a one-time payment of two times his annual base salary plus any accrued but unpaid bonus amounts. During and for two years after his employment, Mr. Frick has agreed not to:

     - solicit employees of Volume Services to cease such employment without the written consent of Volume Services; or

     - have any involvement in any capacity in any contract concessions business similar to that of Volume Services in those states in the United States in which Volume Services does business and over which Mr. Frick has had supervisory responsibility.

     Agreement with Ms. Steinmayer. On September 29, 1998, Volume Holdings entered into an employment agreement with Ms. Steinmayer. The agreement provides that Ms. Steinmayer will be employed by Volume Holdings as Vice President, General Counsel and Secretary at an annual base salary of $190,000, plus $250 per hour for each hour that she works in excess of 24 hours per week, until the agreement is terminated by Volume Holdings for or without cause, or by Ms. Steinmayer with or without good reason, each as defined in the agreement. Ms. Steinmayer is entitled to an annual bonus at the discretion of our board of directors and to participate in any executive bonus plan and all employee benefits plans maintained by us. In the case of a termination by Volume Holdings without cause or by Ms. Steinmayer for good reason, Ms. Steinmayer will receive a one-time payment of an amount equal to two times her annual compensation in the one-year period prior to the date of termination, plus ancillary employee benefits. During and for two years after Ms. Steinmayer's employment, she has agreed that, without our prior written consent, she will not:

     - have any involvement in any enterprise which provides food services, as defined in the agreement, in any of the states in the United States in which we operate; or

     - solicit any of our employees to leave their employment.

SAVINGS PLAN

     We sponsor the Volume Services America Retirement and Savings 401(k) Plan, a tax-qualified plan in which our employees who have reached age 21 and have completed one year of service are eligible to participate. The following employees are not eligible to participate in our 401(k) plan:

     - employees covered by a collective bargaining agreement;

     - nonresident aliens; and

     - leased employees.

     Subject to applicable limits imposed on tax-qualified plans, participants in our 401(k) plan may elect to make pre-tax contributions of up to 16% of their compensation each year. We make matching contributions equal to 25% of a participant's contributions, up to the first 6% of the participant's earnings. Our 401(k) plan also allows us, in the discretion of our board of directors, to make additional matching contributions of up to a total of 50% of a participant's contributions, up to the first 6% of the participant's earnings. Participants become 100% vested with respect to matching contributions after two years of service with us.

DEFERRED COMPENSATION PLAN

     We also sponsor the Volume Services America Deferred Compensation Plan, a non-tax-qualified plan in which employees may participate if such employees are:

     - members of a select group of highly compensated or management employees;
       or

     - selected by the plan's administrative committee as participants.

     Our Deferred Compensation Plan allows participants to elect to make pre-tax deferrals of a portion of their annual base salary and bonuses, subject to maximum and minimum percentage or dollar amount limitations determined by the plan's administrative committee, the members of which are selected by our board of directors. The Deferred Compensation Plan allows us, in the discretion of the administrative committee, to make matching contributions with respect to participants who elect to defer a portion of their annual base salary. A participant's deferrals and matching contributions, if any, are credited to a bookkeeping account and accrue earnings and losses as if held in certain investments selected by the participant. Our Deferred Compensation Plan is unfunded, and participants are unsecured general creditors of Volume Services America as to their accounts.

BONUS PLAN

     We maintain a bonus plan whereby general managers and senior management personnel qualify for incentive payments in the event that we exceed certain financial performance targets determined on an annual basis. Typically, financial performance targets for us are based on attaining specified levels of Adjusted EBITDA, the attainment of which correspond to certain award pools.

     Individual awards are determined at the end of our fiscal year by calculating each participant's weighted earnings. A participant's weighted earnings are equal to his or her salary, excluding bonuses, special payments, paid leaves of absence for illness or disability, and workman's compensation, multiplied by a factor that corresponds to his or her salary grade. The applicable award pool is divided among plan participants pro rata based on their weighted earnings. Individual awards are paid to participants in lump sums as soon as practicable after the end of the fiscal year, subject to withholding of applicable federal, state and local taxes. Our CEO and Board of Directors have the right to adjust or eliminate any incentive payment that would otherwise be paid under the bonus plan based on such factors as they may determine in their sole discretion. Our CEO and Board of Directors may also amend or cancel the bonus plan at any time for any reason.

     We are currently reviewing our bonus plan and expect to adopt a revised bonus plan for our fiscal year ending December 30, 2003.

LONG-TERM MANAGEMENT INCENTIVE PLAN

     We are in the process of evaluating a long-term management incentive plan. The plan will be for key employees in the future to align their interests with those of the stockholders. This plan may take one of several forms including stock options, stock grants, dividend equivalents, and/or a performance-based cash plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table and accompanying footnotes show information regarding the beneficial ownership of shares of our common stock and show the number of and percentage owned by:

     - each person who is known by us to own beneficially more than 5% of our capital stock;

     - each member of our board of directors;

     - each of our named executive officers; and

     - all members of our board of directors and our executive officers as a group.

     Except as noted in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

NAME OF BENEFICIAL OWNER                                      NUMBER     %
------------------------                                      ------   -----
Blackstone Management Associates II L.L.C.(1)(2)
Peter G. Peterson(1)(2)
Stephen A. Schwarzman(1)(2).................................  211.8     63.7%
BCP Volume L.P.(1)(2)
Blackstone Capital Partners II Merchant Banking Fund
  L.P.(1)(2)................................................  157.0     47.2%
General Electric Capital Corporation(3)(4)
Recreational Services L.L.C.(3)(4)..........................  120.8     36.3%
BCP Offshore Volume L.P.(1)(2)
Blackstone Offshore Capital Partners II L.P.(1)(2)..........   40.7     12.3%
VSI Management Direct L.P.(1)(5)(6)
VSI Management I, L.L.C.(1)(5)(6)
Kenneth R. Frick(5)(6)(7)...................................   14.1      4.2%
David Blitzer(2)............................................      0        0%
John T. Dee(6)(7)...........................................      0        0%
Lawrence E. Honig(6)........................................      0        0%
Howard A. Lipson(2).........................................      0        0%
Janet L. Steinmayer(6)(7)...................................      0        0%
Peter F. Wallace(2).........................................      0        0%
All directors and executive officers as a group (7
  persons)..................................................    332      100%
                                                              =====    =====

---------------

(1) Blackstone Management Associates II L.L.C. is one of two managing members of VSI Management I, L.L.C. Blackstone Management Associates II is also the general partner of Blackstone Capital Partners II Merchant Banking Fund L.P. and the investment general partner of Blackstone Offshore Capital Partners II L.P. Blackstone Management Associates II thus exercises shared voting and dispositive power with respect to VSI Management I (see note (5)) and sole voting and dispositive authority with respect to Blackstone Capital Partners II Merchant Banking Fund and Blackstone Offshore Capital Partners II. Blackstone Capital Partners II Merchant Banking Fund is the general partner of BCP Volume L.P. and exercises sole voting and dispositive power with respect to its shares. Blackstone Offshore Capital Partners II is the general partner of BCP Offshore Volume L.P. and exercises sole voting and dispositive power with respect to its shares. VSI Management I is the general partner for VSI Management Direct L.P. and exercises sole voting and dispositive power with respect to its shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are members of Blackstone Management Associates II, which has or shares investment and voting control over the shares held or controlled by each of the foregoing entities. Each of these individuals disclaims beneficial ownership of such shares.

(2) The address of this stockholder is c/o Blackstone, 345 Park Avenue, New York, New York 10154.

(3) Recreational Services L.L.C. is a limited liability company, the managing member of which is General Electric Capital Corporation.

(4) The address of this stockholder is 201 High Ridge Road, Stamford, Connecticut 06927.

(5) VSI Management Direct L.P. is a limited partnership, the general partner of which is VSI Management I. The managing members of VSI Management I are Kenneth R. Frick, our Executive Vice President and Chief Financial Officer, and Blackstone Management Associates II, and they exercise shared voting and dispositive power over the shares owned by VSI Management Direct L.P.

(6) The address of this stockholder is c/o Volume Services, Inc., 201 East Broad Street, Spartanburg, South Carolina 29306.

(7) See "Item 13. Certain Relationships and Related Party
    Transactions -- Management Ownership and Transactions with Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Tax Indemnity Agreement. Service America ceased being a member of the General Electric Company consolidated group, or the GE Consolidated Group, for federal income tax purposes by reason of its acquisition by us in 1998. Accordingly, Service America and General Electric Capital Corporation ("GE Capital") in January 1997 entered into a tax indemnity agreement. Under this agreement:

     - GE Capital agreed to indemnify Service America for, and became entitled to any refund of, all consolidated or combined federal, state and local income taxes payable while Service America was a member of the GE Consolidated Group; and

     - as authorized by the consolidated return Treasury Regulations, the GE Consolidated Group became entitled to re-attribute to itself the portion of Service America's net operating losses that did not exceed the amount of "disallowed losses," as defined in those regulations, which GE Capital realized in connection with the recapitalization of Service America effected in January 1997 by GE Capital and some members of Service America's management.

     Annual Fees. Blackstone and GE Capital provide administrative and management functions to us through monitoring agreements. We have paid annual monitoring fees of $250,000 to BMP II, an affiliate of Blackstone Management Associates II, and $167,000 to GE Capital. The fees payable to BMP II and GE Capital have been accounted for as an expense.

     Leasing Services. GE Capital and its affiliates provided us leasing and financing services during 2002 on arms'-length terms. Payments to GE Capital and its affiliates during 2002, net of discounts earned, were approximately $95,000. We also leased equipment from GE Capital under a capital lease; payments to GE Capital under this lease were approximately $267,000 in 2002. The lease expired as of December 31, 2002.

     Management Ownership and Transactions with Management. John T. Dee, Kenneth R. Frick and Janet L. Steinmayer hold indirect ownership interests in us through their limited partnership interests in VSI Management Direct L.P. ("VSI Management Direct") and VSI Management II L.P. ("VSI Management II"). VSI Management Direct owns a 4.2% ownership interest in us, and VSI Management II holds a limited partnership interest in each of BCP Volume and BCP Offshore Volume that represents a right to receive 7% of distributions from each partnership. VSI Management II's limited partnership interest in BCP Volume and BCP Offshore Volume represents the right, under specified circumstances, to receive up to 15% of the aggregate distributions from these partnerships.
Currently:

     - Mr. Dee owns a 6.8% limited partnership interest in VSI Management Direct and a 7.5% limited partnership interest in VSI Management II;

     - Mr. Frick owns a 7.4% limited partnership interest in VSI Management Direct, a 9.4% limited partnership interest in VSI Management II and a 98% limited liability company interest in VSI Management I, which owns a 1% general partnership interest in each of VSI Management Direct and VSI Management II; and

     - Ms. Steinmayer owns a 3.5% limited partnership interest in VSI Management Direct and a 3.9% limited partnership interest in VSI Management II.

     During 1999, 2000 and 2001, Volume Services America loaned approximately $1,383,400 to VSI Management Direct and VSI Management II. These loans are payable on demand and accrue interest at the applicable federal rate. As of December 31, 2002, approximately $1,175,000 remained outstanding under these loans. VSI Management Direct and VSI Management II used the proceeds from these loans principally to repurchase certain of their outstanding limited partnership interests from some former members of management. In October 2002, VSA acquired the interests in the two partnerships for $96,000 from a departing former member of management. VSA owns a 2.0% limited partnership interest in VSI Management Direct and a 2.2% limited partnership interest in VSI Management II.

     VSI Management Direct and VSI Management II also made loans to certain members of the then-current management team of Volume Services America to enable them to purchase limited partnership interests in those partnerships. John T. Dee and Janet L. Steinmayer are the only current executive officers who received such loans. Mr. Dee borrowed $384,696, and Ms. Steinmayer borrowed $200,363. Interest on these loans accrues annually at the applicable federal rate. As of December 31, 2002, Mr. Dee and Ms. Steinmayer had outstanding loans from the partnerships in the amounts of $384,696 and $200,363, respectively. Interest on these loans has been paid as it accrued.

     In addition to the transactions with management described above, Lawrence
E. Honig borrowed $200,000 from Volume Services America in April 2002 as a bridge loan on the sale of his previous residence. This amount was repaid in full on July 30, 2002.

 AMENDED STOCKHOLDERS' AGREEMENT

     On December 21, 1995, VSI Management Direct, BCP Volume L.P., BCP Offshore Volume L.P. and Volume Holdings entered into a stockholders' agreement. On August 24, 1998, these parties, together with GE Capital and Recreational Services, entered into an amended and restated stockholders' agreement. In the discussion of the stockholders' agreement below, we refer to BCP Volume L.P. and BCP Offshore Volume L.P. collectively as "Blackstone."

     Management; Board of Directors. The Board of Volume Holdings will be comprised of a Chairman, one director appointed by VSI Management Direct (provided that the Chairman is not a partner of VSI Management Direct and that VSI Management Direct consults with Blackstone prior to the appointment) and three directors appointed by Blackstone (provided that Blackstone is the sole Controlling Stockholder, as defined in the agreement). If Blackstone ceases to be the sole Controlling Stockholder, each of Blackstone and

GE Capital will have the right to appoint two directors. Until GE Capital is entitled to appoint a director, it is entitled to appoint an Observer, as defined in the agreement, who is not entitled to vote on any Board matters.

     Transfers of Shares. No transfers of the shares of Volume Holdings' common stock, referred to as the "Shares," may be made by any stockholder, as defined in the agreement, within one year from the date of the amended stockholders' agreement other than:

     - to a defined category of persons affiliated with or successors in title to existing stockholders, each of whom agrees to be bound by the terms of the amended stockholders' agreement, each referred to as a "Permitted Transferee;"

     - pursuant to a public offering of the Shares; or

     - in accordance with the exercise of the drag-along or tag-along rights discussed below.

     If either of Blackstone or Recreational Services, for these purposes, referred to as the "Transferring Stockholder," intends to transfer its Shares while the amended stockholders' agreement is in effect (other than by way of a public offering or pursuant to Rule 144 under the Securities Act or to a Permitted Transferee) and the Transferring Stockholder still beneficially owns at least one-third of the number of Shares on a fully diluted basis that it held at the date of the amended stockholders' agreement, then each other stockholder will have the right to require the purchaser of such Transferring Stockholder's Shares to purchase the same proportion of the Shares that such stockholder owns, on the same terms as those offered to the Transferring Stockholder, referred to as the "tag-along right."

     If all of the Controlling Stockholders accept an offer by a party other than a stockholder, referred to as a "Third Party," to purchase all of the Shares owned by the stockholders (and the Controlling Stockholder to whom the offer was made still owns at least one-third of the Shares owned by it at the date of the amended stockholders' agreement), then each stockholder is obliged to transfer its Shares to the Third Party on the same terms as those accepted by the Controlling Stockholders, referred to as the "drag-along right."

     After one year from the date of the amended stockholders' agreement, a stockholder may also transfer Shares:

     - pursuant to a transfer that is exempt from the registration requirements of the Securities Act; or

     - if such stockholder is not a Controlling Stockholder, after offering the Shares first to Volume Holdings and then to each of Blackstone and Recreational Services in proportion to their respective holdings of Shares.

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

     Restrictions on Corporate Action. For so long as Recreational Services owns at least 20% of the Shares, we may not take certain fundamental corporate actions without the consent of each of Recreational Services and Blackstone, including the amendment of the certificate of incorporation or by-laws of Volume Holdings or the modification of any stock option, bonus or benefit plan. Similarly, as long as Recreational Services owns at least 20% of the Shares, Volume Holdings may not enter into any transaction with Blackstone, or its affiliates, without the consent of Recreational Services, except for:

     - the payment of regular fees or expenses to its directors;

     - transactions that are reasonable in the light of industry practice and that are of a value not greater than $500,000 individually and $1,000,000 in the aggregate in any one year;

     - the payment of the monitoring fee discussed below; or

     - transaction fees up to 1% of the value of a company being acquired by Volume Holdings, as long as GE Capital also receives a proportional fee based on Recreational Services' Share ownership relative to Blackstone's Share ownership.

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

ITEM 14. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) See financial statements beginning at page 19.

     (b) We did not file any Current Report on Form 8-K during the last quarter of our 2002 fiscal year.

     (c) Exhibits:

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.       See Exhibit 10.1.
  3.1      Restated Certificate of Incorporation of Volume Services
           America, Inc. Incorporated by reference to Exhibit 3.1 to
           our Registration Statement on Form S-4, Commission File No.
           333-79419 (the "Form S-4").
  3.2      By-laws of Volume Services America, Inc. Incorporated by
           reference to Exhibit 3.2 to the Form S-4.
  3.3      Restated Certificate of Incorporation of Volume Services
           America Holdings, Inc. Incorporated by reference to Exhibit
           3.3 to the Form S-4.
  3.4      By-laws of Volume Services America Holdings, Inc.
           Incorporated by reference to Exhibit 3.4 to the Form S-4.
  3.5      Restated Certificate of Incorporation of Volume Services,
           Inc. Incorporated by reference to Exhibit 3.5 to the Form
           S-4.
  3.6      By-laws of Volume Services, Inc. Incorporated by reference to Exhibit 3.6 to the Form S-4.
  3.7      Restated Certificate of Incorporation of Service America
           Corporation. Incorporated by reference to Exhibit 3.7 to the
           Form S-4.
  3.8      By-laws of Service America Corporation. Incorporated by
           reference to Exhibit 3.8 to the Form S-4.
  3.9      Articles of Incorporation of Events Center Catering, Inc.
           Incorporated by reference to Exhibit 3.9 to the Form S-4.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  3.10     Articles of Incorporation of Service America Concessions
           Corporation. Incorporated by reference to Exhibit 3.10 to
           the Form S-4.
  3.11     By-laws of Service America Concessions Corporation.
           Incorporated by reference to Exhibit 3.11 to the Form S-4.
  3.12     Articles of Incorporation of Service America Corporation of
           Wisconsin. Incorporated by reference to Exhibit 3.12 to the
           Form S-4.
  3.13     By-laws of Service America Corporation of Wisconsin.
           Incorporated by reference to Exhibit 3.13 to the Form S-4.
  3.14     Articles of Incorporation of Servo-Kansas, Inc. Incorporated
           by reference to Exhibit 3.14 to the Form S-4.
  3.15     By-laws of Servo-Kansas, Inc. Incorporated by reference to
           Exhibit 3.15 to the Form S-4.
  3.16     Articles of Incorporation of Servomation Duchess, Inc.
           Incorporated by reference to Exhibit 3.16 to the Form S-4.
  3.17     By-laws of Servomation Duchess, Inc. Incorporated by
           reference to Exhibit 3.17 to the Form S-4.
  3.18     Articles of Incorporation of SVM of Texas, Inc. Incorporated
           by reference to Exhibit 3.18 to the Form S-4.
  3.19     By-laws of SVM of Texas, Inc. Incorporated by reference to
           Exhibit 3.19 to the Form S-4.
  3.20     Certificate of Incorporation of Volume Services, Inc.
           Incorporated by reference to Exhibit 3.20 to the Form S-4.
  3.21     By-laws of Volume Services, Inc. Incorporated by reference to Exhibit 3.21 to the Form S-4.
  4.1      Indenture, dated as of March 4, 1999, between Volume
           Services America, Inc. and Norwest Bank Minnesota, National
           Association. Incorporated by reference to Exhibit 4.1 to the
           Form S-4.
  4.2      Exchange and Registration Rights Agreement, dated March 4,
           1999, between Volume Services America, Inc., Chase
           Securities Inc. and Goldman, Sachs & Co. Incorporated by
           reference to Exhibit 4.2 to the Form S-4.
 10.1      Purchase Agreement, dated February 25, 1999, between Volume
           Services America, Inc., Chase Securities Inc. and Goldman,
           Sachs & Co. Incorporated by reference to Exhibit 1 to the
           Form S-4.
 10.2      Share Exchange Agreement, dated as of July 27, 1998, among
           VSI Acquisition II Corporation, as Buyer, the Stockholders
           of the Buyer and the Sellers specified therein. Incorporated by reference to Exhibit 10.1 to the Form S-4.
 10.3      Amended and Restated Stockholders' Agreement, dated as of
           August 24, 1998, among VSI Acquisition II Corporation, BCP
           Volume L.P., BCP Offshore Volume L.P., VSI Management Direct
           L.P., GE Capital and Recreational Services L.L.C.
           Incorporated by reference to Exhibit 10.2 to the Form S-4.
 10.3.1    Amendment to Amended and Restated Stockholders' Agreement,
           dated as of April   , 2002, among Volume Services America
           Holdings, Inc. (formerly VSI Acquisition II Corporation),
           BCP Volume L.P. and BCP Offshore Volume L.P., VSI Management
           Direct L.P. and Recreational Services L.L.C. Incorporated by
           reference to Exhibit 10.1 to the registrant's Quarterly
           Report on Form 10-Q for the fiscal quarter ended April 2,
           2002, file number 333-79419 (the "April 2002 10-Q").
 10.4      Credit Agreement, dated as of December 3, 1998, among Volume
           Services America, Inc., Volume Services America Holdings,
           Inc., certain financial institutions as the Lenders, Goldman
           Sachs Credit Partners L.P., Chase Securities Inc., Chase
           Manhattan Bank Delaware and The Chase Manhattan Bank.
           Incorporated by reference to Exhibit 10.3 to the Form S-4.
 10.4.1    First Amendment, dated as of February 8, 1999 to the Credit
           Agreement, dated as of December 3, 1998, among Volume
           Services America, Inc., Volume Services America Holdings,
           Inc., certain financial institutions as the Lenders, Goldman
           Sachs Credit Partners L.P., Chase Securities Inc., Chase
           Manhattan Bank Delaware and The Chase Manhattan Bank.
           Incorporated by reference to Exhibit 10.41 to the
           registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1999, file number 333-79419.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.5      Volume Services, Inc., Deferred Compensation Plan,
           Enrollment Information and Forms. Incorporated by reference to Exhibit 10.4 to the Form S-4.
 10.6      Service America Corporation, Deferred Compensation Plan,
           effective as of February 9, 1999. Incorporated by reference to Exhibit 10.6 to the Form S-4.
 10.7      Employment Agreement dated as of August 24, 1998, by and
           between Volume Services America Holdings, Inc. (formerly VSI
           Acquisition II Corporation) and John T. Dee. Incorporated by
           reference to Exhibit 10.7 to the Form S-4.
 10.7.1    Letter agreement dated May 1, 2002 between John T. Dee and
           Volume Services America Holdings, Inc., amending terms of
           the employment agreement between John T. Dee and Volume
           Services America Holdings, Inc. Incorporated by reference to
           Exhibit 10.3 to the April 2002 10-Q.
 10.8      Employment Agreement dated as of November 17, 1998, by and between Volume Services, Inc. (a Delaware corporation) and
           Kenneth R. Frick. Incorporated by reference to Exhibit 10.8 to the Form S-4.
 10.9      Employment Agreement, dated as of September 29, 1998, by and between VSI Acquisition Corporation and Janet L. Steinmayer.
           Incorporated by reference to Exhibit 10.10 to the Form S-4.
 10.10     Employment Agreement dated April 15, 2002 by and between
           Volume Services America Holdings, Inc. and Lawrence E.
           Honig. Incorporated by reference to Exhibit 10.2 to the
           April 2002 10-Q.
*12        Computation of Ratio of Earnings to Fixed Charges.
*21        List of Subsidiaries.
*99.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith

     (d) Financial Statement Schedules

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
     WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     We have not sent to shareholders any annual report to security holders, proxy statement, form of proxy or other proxy soliciting material during or with respect to our 2002 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

                                          VOLUME SERVICES AMERICA, INC.

                                          By:     /s/ KENNETH R. FRICK
                                            ------------------------------------
                                            Name: Kenneth R. Frick
                                            Title:   Executive Vice President
                                                     and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated on March 20, 2003.

                    SIGNATURE                                              TITLE
                    ---------                                              -----
              /s/ LAWRENCE E. HONIG                               Chief Executive Officer
 ------------------------------------------------              (Principal Executive Officer)
                Lawrence E. Honig


               /s/ KENNETH R. FRICK                     Executive Vice President and Chief Financial
 ------------------------------------------------          Officer (Principal Financial Officer)
                 Kenneth R. Frick


                 /s/ JOHN T. DEE                                   Chairman of the Board
 ------------------------------------------------
                   John T. Dee


               /s/ HOWARD A. LIPSON                                       Director
 ------------------------------------------------
                 Howard A. Lipson


                /s/ DAVID BLITZER                                         Director
 ------------------------------------------------
                  David Blitzer


                /s/ PETER WALLACE                                         Director
 ------------------------------------------------
                  Peter Wallace

                                 CERTIFICATION

I, Lawrence E. Honig, certify that:

          1. I have reviewed this annual report on Form 10-K of Volume Services America, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

             (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ LAWRENCE E. HONIG
                                          --------------------------------------
                                          Lawrence E. Honig
                                          Chief Executive Officer

Date: March 20, 2003

                                 CERTIFICATION

I, Kenneth R. Frick, certify that:

          1. I have reviewed this annual report on Form 10-K of Volume Services America, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

             (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ KENNETH R. FRICK
                                          --------------------------------------
                                          Kenneth R. Frick
                                          Chief Executive Officer

Date: March 20, 2003