Form 10-Q
period 2003-04-01
VOLUME SERVICES AMERICA INC
filed 2003-05-16
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2003 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 333-79419


                          VOLUME SERVICES AMERICA, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                       57-0969174
     ------------------                           ----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA               29306
--------------------------------------------------          -----------------
   (Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (864) 598-8600
                                                          ------------------

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) YES ( ) NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 ( ) YES (X) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 15, 2003, was 100.

                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION..........................................................................................2

Item 1.  Financial Statements.........................................................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................22

Item 4.  Controls and Procedures.....................................................................................22

PART II OTHER INFORMATION............................................................................................22

Item 6. Exhibits and Reports on Form 8-K.............................................................................22




                                     PART I
                              FINANCIAL INFORMATION

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 1, 2003 AND DECEMBER 31, 2002 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------

                                                                                    April 1,           December 31,
ASSETS                                                                                2003                 2002
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                      $       11,301       $       10,374
  Accounts receivable, less allowance for doubtful accounts of
    $715 and $810 at April 1, 2003 and December 31, 2002,
    respectively                                                                         17,202               16,488
  Merchandise inventories                                                                16,535               13,682
  Prepaid expenses and other                                                              4,664                2,354
  Deferred tax asset                                                                      2,764                2,764
                                                                                 --------------       --------------

          Total current assets                                                           52,466               45,662
                                                                                 --------------       --------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 49,547               49,452
  Merchandising equipment                                                                52,537               51,185
  Vehicles and other equipment                                                            9,082                8,625
  Construction in process                                                                 1,887                  295
                                                                                 --------------       --------------
          Total                                                                         113,053              109,557
  Less accumulated depreciation and amortization                                        (55,557)             (53,498)
                                                                                 --------------       --------------

          Property and equipment, net                                                    57,496               56,059
                                                                                 --------------       --------------

OTHER ASSETS:
  Contract rights, net                                                                  103,932              101,702
   Cost in excess of net assets acquired, net                                            46,457               46,457
  Deferred financing costs, net                                                           6,728                7,086
  Trademarks, net                                                                        17,049               17,049
  Deferred tax asset                                                                      1,205                    -
  Other                                                                                   6,090                6,177
                                                                                 --------------       --------------

          Total other assets                                                           181,461              178,471
                                                                                 --------------       --------------

TOTAL ASSETS                                                                     $     291,423         $     280,192
                                                                                 ==============       ==============



VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
APRIL 1, 2003 AND DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       April 1,              December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 2003                    2002
                                                                                  -------------------     -------------------

CURRENT LIABILITIES:
  Short-term note payable                                                            $   3,500               $       -
  Current maturities of long-term debt                                                   1,150                   1,150
  Accounts payable                                                                      16,511                  14,798
  Accrued salaries and vacations                                                        11,460                   8,683
  Liability for insurance                                                                4,538                   4,441
  Accrued taxes, including income taxes                                                  3,983                   3,890
  Accrued commissions and royalties                                                     13,101                  13,627
  Accrued interest                                                                       1,035                   3,832
  Other                                                                                  7,074                   6,057
                                                                                     ---------               ---------

          Total current liabilities                                                     62,352                  56,478
                                                                                     ---------               ---------

LONG TERM LIABILITIES:
  Long-term debt                                                                       236,962                 224,250
  Liability for insurance                                                                2,975                   2,001
  Deferred income taxes                                                                      -                   2,031
  Other liabilities                                                                        700                     700
                                                                                     ---------               ---------

          Total long-term liabilities                                                  240,637                 228,982
                                                                                     ---------               ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares                                                    -                       -
  Additional paid-in capital                                                            67,417                  67,417
  Accumulated deficit                                                                  (28,111)                (21,566)
  Accumulated other comprehensive loss                                                    (197)                   (444)
  Treasury stock - at cost (194 shares)                                                (49,500)                (49,500)
  Loans to related parties                                                              (1,175)                 (1,175)
                                                                                     ---------               ---------

          Total stockholders' deficiency                                               (11,566)                 (5,268)
                                                                                     ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $ 291,423               $ 280,192
                                                                                     =========               =========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2003 AND APRIL 2, 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------

                                                                                     Thirteen Weeks Ended
                                                                             -------------------------------------
                                                                                 April 1,            April 2,
                                                                                   2003                2002
                                                                             -----------------   -----------------

Net sales                                                                       $     96,900       $      87,840

Cost of sales                                                                         81,655              74,799
Selling, general, and administrative                                                  13,375              11,633
Depreciation and amortization                                                          6,475               5,593
Contract related losses                                                                  110                   -
                                                                                ------------        ------------

Operating loss                                                                        (4,715)             (4,185)
Interest expense                                                                       5,071               5,357
Other income, net                                                                         (5)             (1,384)
                                                                                ------------        ------------
Loss before income taxes                                                              (9,781)             (8,158)
Income tax benefit                                                                    (3,236)             (1,288)
                                                                                ------------        ------------
Net loss                                                                              (6,545)             (6,870)

Other comprehensive gain (loss) - foreign currency
  translation adjustment                                                                 247                 (14)
                                                                                ------------        ------------
Comprehensive loss                                                              $     (6,298)       $     (6,884)
                                                                                ============        ============

Basic Net Loss per share                                                        $ (19,713.79)       $ (20,691.49)
                                                                                ============        ============
Diluted Net Loss per share                                                      $ (19,713.79)       $ (20,691.49)
                                                                                ============        ============


See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 2002 TO APRIL 1, 2003
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 ACCUMULATED
                                                                    ADDITIONAL      OTHER                      LOANS TO
                                     COMMON   COMMON    PAID-IN     ACCUMULATED  COMPREHENSIVE   TREASURY      RELATED
                                     SHARES   STOCK     CAPITAL       DEFICIT       LOSS           STOCK       PARTIES      TOTAL

BALANCE, DECEMBER 31, 2002            332       $ -    $ 67,417    $ (21,566)    $ (444)        $ (49,500)    $ (1,175)    $ (5,268)

Foreign currency translation            -         -           -           -         247                              -          247

Net loss                                -         -           -       (6,545)         -                 -            -       (6,545)
                                      ---       ---    --------    ---------      -----          --------      --------    ---------

BALANCE,  APRIL 1, 2003               332       $ -    $ 67,417    $ (28,111)     $ (197)        $ (49,500)    $ (1,175)   $(11,566)
                                      ===       ===    ========    =========      ======         =========     ========    =========


See notes to consolidated financial statements.




VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2003 AND APRIL 2, 2002
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                     THIRTEEN WEEKS ENDED
                                                                            ---------------------------------------
                                                                               APRIL 1,               APRIL 2,
                                                                                 2003                   2002
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (6,545)              $ (6,870)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                     6,475                  5,593
    Amortization of deferred financing costs                                            358                    358
    Contract related losses                                                             110                      -
    Deferred tax change                                                              (3,236)                (1,288)
    Loss on disposition of assets                                                        24                      -
    Other                                                                               247                    (14)
    Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable                                                            (545)                 4,737
        Merchandise inventories                                                      (2,853)                (2,002)
        Prepaid expenses                                                             (2,312)                  (809)
        Other assets                                                                   (267)                    40
      Increase (decrease) in liabilities:
        Accounts payable                                                              1,862                    341
        Accrued salaries and vacations                                                2,777                    786
        Liability for insurance                                                       1,071                  1,023
        Accrued commissions and royalties                                              (526)                  (782)
        Other liabilities                                                            (1,687)                (1,005)
                                                                                   --------               --------

          Net cash (used in) provided by operating activities                        (5,047)                   108
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            (4,257)                (2,651)
  Contract rights acquired, net                                                      (5,832)                  (204)
                                                                                   --------               --------

          Net cash used in investing activities                                     (10,089)                (2,855)
                                                                                   --------               --------


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2003 AND APRIL 2, 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------

                                                                                      THIRTEEN WEEKS ENDED
                                                                                 ---------------------------------
                                                                                   APRIL 1,               APRIL 2,
                                                                                     2003                   2002
                                                                                 -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings - revolving loans                                                 $ 16,500               $  1,500
  Principal payments on long-term debt                                                 (288)                  (287)
  Principal payments on capital lease obligations                                         -                    (57)
  Decrease in bank overdrafts                                                          (149)                (1,758)
                                                                                   --------               --------

           Net cash provided by (used in) financing activities                       16,063                   (602)
                                                                                   --------               --------

INCREASE/(DECREASE) IN CASH                                                             927                 (3,349)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                10,374                 15,142
                                                                                   --------               --------

  End of period                                                                    $ 11,301               $ 11,793
                                                                                   ========               ========





See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2003 AND APRIL 2, 2002
--------------------------------------------------------------------------------

1.    GENERAL

         Volume Services America Holdings, Inc. ("Volume Holdings," and together with its subsidiaries, the "Company") is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. ("Volume Services America"). Volume Holdings' financial information is therefore substantially the same as that of Volume Services America. Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. ("Volume Services") and Service America Corporation ("Service America"). The Company is beneficially owned by its senior management and entities affiliated with Blackstone Management Associates II L.L.C. ("Blackstone") and General Electric Capital Corporation ("GE Capital").

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

         The results of operations for the thirteen week period ended April 1, 2003 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 30, 2003 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-K.

         On February 11, 2003, the Company announced that it changed its tradename for its operating subsidiaries, Volume Services and Service America, from Volume Services America to Centerplate.

         On February 13, 2003, Volume Holdings filed a registration statement on Form S-1 in respect of a proposed initial public offering of Income Deposit Securities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COST IN EXCESS OF NET ASSETS ACQUIRED AND TRADEMARKS - The Company has performed its annual impairment tests of goodwill and trademarks in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists.

         RECLASSIFICATIONS - Certain amounts in 2002 have been reclassified, where applicable, to conform to the financial statement presentation used in 2003.

         NEW ACCOUNTING STANDARDS - In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. First, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The implementation of this standard did not have a material effect on our financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         On  November  25,  2002,  the  FASB  issued   Interpretation   No.  45,
Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this interpretation did not have a material effect on our financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the of significant policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The interpretation is not expected to have a material effect on our financial position or results of operations.

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

         Income taxes for the thirteen weeks ended April 1, 2003 and April 2, 2002 are calculated using the projected effective tax rate for fiscal 2003 and 2002, respectively, which includes the reversal of approximately $0.9 million and $2.3 million, respectively, of valuation allowances on deferred tax assets and the utilization of approximately $1.0 million of wage and tip credits in the 2003 period.

3.       COMMITMENTS AND CONTINGENCIES

         There are various claims and pending legal actions against or directly involving the Company. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any currently pending proceeding or contingency will not have a material adverse effect on the Company's financial condition or results of operations.

         NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The senior subordinated notes are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of the Parent Company, Guarantor Subsidiaries (including Volume Services America, the issuer) and Non-Guarantor Subsidiaries as of April 1, 2003 and December 31, 2002 (in the case of the balance sheets) and for the thirteen week periods ended April 1, 2003 and April 2, 2002 (in the case of the statements of operations and comprehensive loss and statement of cash flows).

                        CONSOLIDATING CONDENSED BALANCE SHEET, APRIL 1, 2003 (IN THOUSANDS)

                                                      ISSUER AND
                                                       COMBINED       COMBINED
                                          VOLUME      GUARANTOR     NON-GUARANTOR
ASSETS                                   HOLDINGS     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents                $      -      $ 11,064       $   237        $      -       $ 11,301
  Accounts receivable                             -        15,233         1,969               -         17,202
  Other current assets                            -        29,844         1,538          (7,419)        23,963
                                           --------      --------       -------        --------       --------
           Total current assets                   -        56,141         3,744          (7,419)        52,466
Property and equipment                            -        54,415         3,081               -         57,496
Contract rights, net                              -       103,281           651               -        103,932
Cost in excess of net assets acquired, net        -        46,457             -               -         46,457
Investment in subsidiaries                  (11,566)            -             -          11,566              -
Other assets                                      -        31,021            51               -         31,072
                                           --------      --------       -------        --------       --------

Total assets                               $(11,566)     $291,315       $ 7,527        $  4,147       $291,423
                                           ========      ========       =======        ========       ========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $     -       $      -       $ 7,419        $ (7,419)      $      -
  Other current liabilities                      -         59,825         2,527               -         62,352
                                           --------      --------       -------        --------       --------
           Total current liabilities             -         59,825         9,946          (7,419)        62,352
Long-term debt                                   -        236,962             -               -        236,962
Other liabilities                                -          3,675             -               -          3,675
                                           --------      --------       -------        --------       --------
           Total liabilities                     -        300,462         9,946          (7,419)       302,989
                                           --------      --------       -------        --------       --------

Stockholders' deficiency:
  Common stock                                    -             -             -               -              -
  Additional paid-in capital                 67,417        67,417             -         (67,417)        67,417
  Accumulated deficit                       (28,111)      (25,889)       (2,222)         28,111        (28,111)
  Treasury stock and other                  (50,872)      (50,675)         (197)         50,872        (50,872)
                                           --------      --------       -------        --------       ---------
           Total stockholders' deficiency   (11,566)       (9,147)       (2,419)         11,566        (11,566)
                                           --------      --------       -------        --------       --------

Total liabilities and stockholders'
  deficiency                               $(11,566)     $291,315       $ 7,527        $  4,147       $ 291,423
                                           ========      ========       =======        ========       =========

                         CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                THIRTEEN WEEK PERIOD ENDED APRIL 1, 2003 (IN THOUSANDS)

                                                       ISSUER AND
                                                        COMBINED         COMBINED
                                         VOLUME         GUARANTOR        NON-GUARANTOR
                                        HOLDINGS      SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED

Net sales                                  $      -        $ 90,656         $ 6,244         $      -         $ 96,900

Cost of sales                                     -          76,048           5,607                -           81,655
Selling, general, and administrative              -          12,619             756                -           13,375
Depreciation and amortization                     -           6,286             189                -            6,475
Contract related losses                           -             110               -                -              110
                                           --------        --------         -------         --------         --------
Operating loss                                    -          (4,407)           (308)               -           (4,715)
Interest expense                                  -           5,071                                -            5,071
Other income, net                                 -              (2)             (3)               -               (5)
                                           --------        --------         -------         --------         --------
Loss before income taxes                          -          (9,476)           (305)               -           (9,781)
Income tax benefit                                -          (3,236)              -                -           (3,236)
                                           --------        --------         -------         --------         --------
Loss in earnings of subsidiaries             (6,545)              -               -            6,545                -
                                           --------        --------         -------         --------         --------
Net loss                                     (6,545)         (6,240)           (305)           6,545           (6,545)
Other comprehensive income -
foreign currency translation adjustment          -                -             247                -              247
                                           --------        --------         -------         --------         --------

Comprehensive loss                         $ (6,545)       $ (6,240)        $   (58)        $  6,545         $ (6,298)
                                           ========        ========         =======         ========         ========

                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                      THIRTEEN WEEK PERIOD ENDED APRIL 1, 2003 (IN THOUSANDS)

                                                                  ISSUER AND
                                                                   COMBINED          COMBINED
                                                       VOLUME      GUARANTOR         NON-GUARANTOR
                                                      HOLDINGS   SUBSIDIARIES        SUBSIDIARIES   CONSOLIDATED

Cash Flows Provided by (Used In) Operating  Activities      $ -       $ (5,094)         $   47            $ (5,047)
                                                            ---       --------          ------          ----------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net                     -         (4,223)            (34)            (4,257)
  Contract rights acquired, net                               -         (5,832)             -              (5,832)
                                                            ---       --------          ------          ---------

           Net cash used in investing activities              -        (10,055)            (34)           (10,089)
                                                            ---       --------          ------          ---------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                            -         16,500               -             16,500
  Principal payments on long-term debt                        -           (288)              -               (288)
  Decrease in bank overdrafts                                 -           (149)                              (149)
                                                            ---       --------          ------         ----------

    Net cash provided by financing activities                 -         16,063                             16,063
                                                            ---       --------          ------         ----------

Increase in cash                                              -            914              13                927

Cash and cash equivalents - beginning of period               -         10,150             224             10,374
                                                            ---       --------          ------          ---------

Cash and cash equivalents - end of period                   $ -       $ 11,064          $  237          $  11,301
                                                            ===       ========          ======          =========



                              CONSOLIDATING CONDENSED BALANCE SHEET, DECEMBER 31, 2002 (IN THOUSANDS)

                                                        ISSUER
                                                         AND
                                                       COMBINED       COMBINED
                                          VOLUME       GUARANTOR    NON-GUARANTOR
ASSETS                                   HOLDINGS     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED

Current assets:
  Cash and cash equivalents                $             $ 10,150        $   224        $             $ 10,374
  Accounts receivable                                      15,309          1,179                        16,488
  Other current assets                                     24,948          1,147         (7,295)        18,800
                                           --------      --------        -------        -------       --------
           Total current assets                            50,407          2,550         (7,295)        45,662
Property and equipment                                     52,951          3,108                        56,059
Contract rights, net                                      101,017            685                       101,702
Cost in excess of net assets acquired, net                 46,457                                       46,457
Investment in subsidiaries                   (5,268)                                      5,268
Other assets                                               30,290             22                        30,312
                                           --------      --------        -------        -------       --------

Total assets                               $ (5,268)     $281,122        $ 6,365        $(2,027)      $280,192
                                           ========      ========        =======        =======       ========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $             $               $ 7,295        $(7,295)     $
  Other current liabilities                                55,047          1,431                        56,478
                                           --------      --------        -------        -------       --------
           Total current liabilities                       55,047          8,726         (7,295)        56,478
Long-term debt                                            224,250                                      224,250
Other liabilities                                           4,732                                        4,732
                                           --------      --------        -------        -------       --------
           Total liabilities                              284,029          8,726         (7,295)       285,460
                                           --------      --------        -------        -------       --------

Stockholders' deficiency:
  Common stock
  Additional paid-in capital                 67,417        67,417                       (67,417)        67,417
  Accumulated deficit                       (21,566)      (19,649)        (1,917)        21,566        (21,566)
  Treasury stock and other                  (51,119)      (50,675)          (444)        51,119        (51,119)
                                           --------      --------        -------        -------       --------
           Total stockholders' deficiency    (5,268)       (2,907)        (2,361)         5,268         (5,268)
                                           --------      --------        -------        -------       --------

Total liabilities and stockholders'
  deficiency                               $ (5,268)     $281,122        $ 6,365        $(2,027)      $280,192
                                           ========      ========        =======        =======       ========


                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   THIRTEEN WEEK PERIOD ENDED APRIL 2, 2002 (IN THOUSANDS)

                                                       ISSUER AND
                                                        COMBINED         COMBINED
                                         VOLUME         GUARANTOR        NON-GUARANTOR
                                        HOLDINGS      SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales                                                  $ 82,058         $ 5,782                          $ 87,840

Cost of sales                                                69,679           5,120                            74,799
Selling, general, and administrative                         11,085             548                            11,633
Depreciation and amortization                                 5,371             222                             5,593
                                          ---------        --------         -------          --------        --------
Operating loss                                               (4,077)           (108)                           (4,185)
Interest expense                                              5,357                                             5,357
Other income, net                                            (1,384)                                           (1,384)
                                          ---------        --------         -------          --------        --------
Loss before income taxes                                     (8,050)           (108)                           (8,158)
Income tax benefit                                           (1,288)             -                             (1,288)
                                          ---------        --------         -------          --------        --------
Loss in earnings of subsidiaries           $ (6,870)             -               -           $ 6,870               -
                                          ---------        --------         -------          --------        --------
Net loss                                     (6,870)         (6,762)           (108)           6,870           (6,870)
Other comprehensive loss -
foreign currency translation adjustment          -               -              (14)              -               (14)
                                          ---------        --------         -------          --------        --------

Comprehensive loss                        $  (6,870)       $ (6,762)        $  (122)         $ 6,870         $ (6,884)
                                          =========        ========         =======          =======         ========

                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                      THIRTEEN WEEK PERIOD ENDED APRIL 2, 2002 (IN THOUSANDS)

                                                                      ISSUER AND
                                                                       COMBINED        COMBINED
                                                          VOLUME      GUARANTOR       NON-GUARANTOR
                                                         HOLDINGS   SUBSIDIARIES      SUBSIDIARIES    CONSOLIDATED

Cash Flows Provided by (Used In) Operating  Activities      $ -        $  (109)         $  217           $    108
                                                            ---        -------          ------           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment                          -         (2,477)           (174)            (2,651)
  Purchase of contract rights                                 -           (204)             -                (204)
                                                            ---        -------          ------           --------

           Net cash used in investing activities              -         (2,681)           (174)            (2,855)
                                                            ---        -------          ------           --------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                            -          1,500               -              1,500
  Principal payments on long-term debt                        -           (287)              -               (287)
  Principal payments on capital lease obligations             -            (57)              -                (57)
  Decrease in bank overdrafts                                 -         (1,758)                            (1,758)
                                                            ---        -------          ------           --------

    Net cash used in financing activities                     -           (602)                              (602)
                                                            ---        -------          ------           --------

Increase (decrease) in cash                                   -         (3,392)             43             (3,349)

Cash and cash equivalents - beginning of period               -         14,976             166             15,142
                                                            ---        -------          ------           --------

Cash and cash equivalents - end of period                   $ -        $11,584          $  209           $ 11,793
                                                            ===        =======          ======           ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis of our results of operations and financial condition for the thirteen weeks ended April 1, 2003 and April 2, 2002 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 31, 2002 included in our annual report on Form 10-K. Our discussion contains forward-looking statements based on our current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions. Actual results and the timing of events could differ materially from those anticipated in those forward-looking  statements  as  a  result  of  a number of factors, including those set forth under the Forward Looking and Cautionary Statements and elsewhere in this quarterly report on Form 10-Q. The following data have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

     o Recoverability of property and equipment, contract rights, cost in excess of net assets acquired (goodwill) and other intangible assets. As of April 1, 2003, net property and equipment of $57.5 million and net contract rights of $103.9 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, notice from a client indicating intent to terminate the contract, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of April 1, 2003, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.0 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit is the Company. In performing the annual goodwill assessment, we compare the fair value of the Company to its carrying amount, including these indefinite lived assets. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value of the Company, then we would need to perform the second step in the impairment test. Fair value for these tests is determined based upon a discounted cash flow model (using a rate based on our incremental borrowing rate). As we base our estimates of cash flows on past operating performance, including anticipated labor and cost increases and prevailing market conditions, we cannot assure you that are estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible assets to its carrying value. Fair value is determined based on a discounted cash flow model (using a rate based on our incremental borrowing rate). If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount no further assessment is performed. We have performed our annual assessments of goodwill and trademarks and determined that no impairment exists.

     o Insurance. We have a high deductible insurance program for general liability, auto liability and workers' compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur and will ultimately have to pay for under the deductible during the policy year. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management's best estimate, actual results could differ significantly from those estimates.

     o Deferred income taxes. We recognize deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Our primary deferred tax assets relate to net operating losses and credit carryovers. The realization of these deferred tax assets depends upon our ability to generate future income. If our results of operations are adversely affected, not all of our deferred taxes, if any, may be realized.

SEASONALITY AND QUARTERLY RESULTS

         Our net sales and operating results have varied and are expected to continue to vary, from quarter to quarter (a quarter is comprised of thirteen or fourteen weeks), as a result of factors which include:

     o    seasonal patterns within the industry;

     o    the unpredictability in the number, timing and type of new contracts;

     o    the timing of contract expirations and events; and

     o    the level of attendance at the facilities we serve.

         Business at the principal types of facilities we serve is seasonal in nature with Major League Baseball ("MLB") and minor league baseball related sales concentrated in the second and third quarter, the majority of National Football League ("NFL") related activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

         Set forth below are comparative net sales by quarter (in thousands) for the first quarter of 2003, fiscal 2002 and fiscal 2001:

                             2003              2002             2001
                             ----              ----             ----

  1st Quarter              $96,900            $ 87,840        $ 83,194

  2nd Quarter                                 $166,421        $157,646

  3rd Quarter                                 $195,100        $177,559

  4th Quarter                                 $127,801        $124,714


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 1, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 2, 2002

         Net sales - Net sales of $96.9 million for the thirteen weeks ended April 1, 2003 increased by $9.1 million (approximately 10%) from $87.8 million in the prior year period. The increase was primarily attributable to new accounts (approximately 6%) and higher convention center sales (approximately 4%). Convention center sales had been adversely impacted by the events of September 11, 2001 during the first quarter of fiscal 2002.

         Cost of sales - Cost of sales of $81.7 million for the thirteen weeks ended April 1, 2003 increased by $6.9 million from $74.8 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 1% from the prior year period to 84%. The decline was mainly due to operating efficiencies, most notably in cost of merchandise sold, achieved at certain facilities at which we operate.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $13.4 million in the thirteen weeks ended April 1, 2003 increased approximately 0.6% as a percentage of net sales from the prior year period. The increase was primarily the result of higher corporate overhead expenses related to the addition of management positions during fiscal 2002 and approximately $0.2 million in non-recurring marketing and other expenses associated with the change in the tradename for our operating subsidiaries from Volume Services America to Centerplate. We anticipate the fiscal 2003 impact of the additional positions will be an increase in corporate overhead of 0.2%, as a percentage of net sales, as compared to fiscal 2002; however, as a result of the additional management positions, we expect to achieve improvements in operating income at the facilities at which we provide services.

         Depreciation and amortization - Depreciation and amortization was $6.5 million for the thirteen weeks ended April 1, 2003, compared to $5.6 million in the prior year period. The increase was principally attributable to higher amortization expense primarily related to investments made beginning in the second quarter of fiscal 2002 for the renewal and/or acquisition of certain contracts.

         Contract related losses - Contract related losses of $0.1 million were recorded in the thirteen weeks ended April 1, 2003 for a terminated contract. No such charges were incurred in the prior year period.

         Operating loss - Operating loss increased approximately $0.5 million from the prior year period due to the factors described above.

         Interest expense - Interest expense decreased by $0.3 million from the prior year period principally due to lower interest rates on the Company's variable rate debt, which were partially offset by an increase in borrowings.

         Other income, net - During the first quarter of fiscal 2002, Service America received approximately $1.4 million in connection with funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Counsel has advised that Service America has no obligation to escheat such funds.

         Income taxes - We have evaluated the available evidence about future taxable income and other sources of realization of deferred tax assets and based on our best current estimates believes taxable income will be realized in fiscal 2003. Accordingly, in the thirteen weeks ended April 1, 2003, a tax benefit of $3.2 million was recognized in comparison to the recognition of a $1.3 million tax benefit in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         For the thirteen weeks ended April 1, 2003, net cash used in operating activities was $5.0 million compared to net cash provided by operating activities of $0.1 million in the prior year period. The $5.1 million decline in cash provided from the prior year period was principally attributable to cash used to fund working capital and other non-current assets and liabilities of $4.8 million. The improvement in the convention center business discussed above resulted in an increase in our accounts receivable, as a significant portion of the sales resulted from an increase in catering sales where credit is granted to our customer versus the predominantly cash sales made at sports facilities. The additional working capital increases are seasonal and are reflective of an anticipated temporary increase in working capital.

         Net cash used in investing activities was $10.1 million for the thirteen weeks ended April 1, 2003 compared to $2.9 million in the prior year. Of this $10.1 million, $6.6 million was the result of investment in contract rights and property and equipment associated with service contracts acquired in the current period.

         Net cash provided by financing activities was $16.1 million in the thirteen weeks ended April 1, 2003 as compared to net cash used in financing activities of $0.6 million in the prior year period, primarily reflecting higher net borrowings under our revolving credit facility to fund the higher level of contract investment and working capital requirements in the current period. As of April 1, 2003, we had approximately $31.5 million in outstanding revolving and swingline loans as compared to $14.3 million in the prior year period.

         We are also required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of April 1, 2003, we had requirements outstanding for performance bonds and letters of credit of $13.3 million and $16.2 million, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate net capital investments of $26.1 million in fiscal 2003, of which $10.1 million has been invested to date. At April 1, 2003, $27.3 million of our $75.0 million revolving credit facility was available to be borrowed, after taking account of $16.2 million of outstanding, undrawn letters of credit which reduce availability.

         If we proceed with the offering of Income Deposit Securities ("IDSs") (as discussed in our Form 10-K for the year ended December 31, 2002), we intend for Volume Services America to enter into a new credit facility to refinance its existing credit facility and to undertake a tender offer and consent solicitation for all its outstanding 11 1/4% senior subordinated notes due 2009 and for Volume Holdings to repurchase shares of Volume Holdings' outstanding common stock from our existing shareholders with the proceeds of the offering of IDSs and our new credit facility. We cannot assure you that the offering of IDSs or any of the above transactions will occur and we may elect not to proceed with the offering of IDSs or any or all of the above transactions due to changes in our business or strategic plans, general economic and market conditions or any other factors.

         We have future obligations for debt repayments, future minimum rental, and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of April 1, 2003 are summarized in the tables below:

CONTRACTUAL COMMITMENTS                                                             Payments due by period
                                                                                    ----------------------
                                                                                         (in millions)

                                                           Less than                                               More than
Contractual Obligations                  Total             1 year            1-3 years          4-5 years          5 years
-----------------------                  -----             ------            ---------          ---------          -------

Long-term borrowings                      $241.6           $ 4.4              $137.2                 -               $100.0

Operating leases                             1.4             0.6                 0.8                 -                    -

Commissions and royalties                   34.3             6.2                17.1               4.6                  6.4

Other long-term obligations(1)              16.9            11.3                 5.3               0.3                    -
                                          ------           -----              ------              ----               ------

Total Contractual Obligations             $294.2           $22.5              $160.4              $4.9               $106.4
                                          ======           =====              ======              ====               ======

         (1) Represents capital commitments in connection with several long-term concession contracts.


                                                                                 Payments due by period
                                                                                 ----------------------
                                                                                     (in millions)

                                                             Less than                                     More than
Other Commercial Commitments                     Total         1 year         1-3 years      4-5 years      5 years
----------------------------                     -----         ------         ---------      ---------      -------

         Letters of credit                         $16.3         $16.3         $  -            $  -          $  -


NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") recently issued several statements of Financial Accounting Standards ("SFAS"). The statements relevant to our line of business and their impact on the Company are as follows:

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. First, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The implementation of this standard did not have a material effect on our financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         On  November  25,  2002,  the  FASB  issued   Interpretation   No.  45,
Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability fir the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this interpretation did not have a material effect on our financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the of significant policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that data. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The interpretation is not expected to have a material effect on our financial position or results of operations.

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

     o    our history of net losses;

     o the risk of decreases in the level of attendance at events held at the facilities at which we provide our services and the level of spending on the services that we provide at these events;

     o the risk of labor stoppages affecting sports teams at whose facilities we provide our services;

     o the risk of sports facilities at which we provide services losing their sports team tenants;

     o the risk that we may not be able to retain existing clients or obtain new clients;

     o the highly competitive nature of the recreational food service industry;

     o    any future changes in management;

     o    the risk of weaker economic conditions within the United States;

     o the risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

     o    general risks associated with the food service industry;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk - We are exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding variable rate borrowings as of April 1, 2003 would cause a change in annual interest expense of approximately $1.4 million. Volume Services America's 11 1/4% senior subordinated notes due 2009 are fixed interest rate debt obligations.

         As of April 1, 2003, there have been no material changes in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 31, 2002.



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

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits:

            99.1        Section 906 Certificate of Chief Executive Officer
            99.2        Section 906 Certificate of Chief Financial Officer

(b) Reports on Form 8-K:

                  On February 13, 2003, Volume Services America filed a Form 8-K under Item 5 (Other Events) disclosing the filing of an S-1 registration statement by Volume Holdings in connection with its potential offering of IDSs.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2003.

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

Date:  May 16, 2003


/s/ Lawrence E. Honig
---------------------------------------
Lawrence E. Honig
Chief Executive Officer

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

Date:  May 16, 2003


/s/ Kenneth R. Frick
------------------------------------
Kenneth R. Frick
Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number          Description
--------------          -----------
99.1                    Section 906 Certificate of Chief Executive Officer
99.2                    Section 906 Certificate of Chief Financial Officer