Form 10-Q
period 2003-07-01
VOLUME SERVICES AMERICA INC
filed 2003-08-15
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JULY 1, 2003 OR

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

                            ( ) YES          (X) NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, at August 15, 2003, was 100.


                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION..........................................................................................2

Item 1.  Financial Statements.........................................................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................27

Item 4.  Controls and Procedures.....................................................................................28

PART II OTHER INFORMATION............................................................................................28

Item 6. Exhibits and Reports on Form 8-K.............................................................................28












                                      -1-

                                     PART I
                              FINANCIAL INFORMATION

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 1, 2003 AND DECEMBER 31, 2002 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                                                                     July 1,           December 31,
                                                                                      2003                 2002
                                                                                 ----------------     ----------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $     15,165         $     10,374
  Accounts receivable, less allowance for doubtful accounts of
    $413 and $810 at July 1, 2003 and December 31, 2002,
    respectively                                                                         21,463               16,488
  Merchandise inventories                                                                18,381               13,682
  Prepaid expenses and other                                                              3,899                2,354
  Deferred tax asset                                                                      2,837                2,764
                                                                                   ------------         ------------

          Total current assets                                                           61,745               45,662
                                                                                   ------------         ------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 49,481               49,452
  Merchandising equipment                                                                51,997               51,185
  Vehicles and other equipment                                                            9,291                8,625
  Construction in process                                                                   310                  295
                                                                                   ------------         ------------
          Total                                                                         111,079              109,557
  Less accumulated depreciation and amortization                                        (56,307)             (53,498)
                                                                                   ------------         ------------

          Property and equipment, net                                                    54,772               56,059
                                                                                   ------------         ------------

OTHER ASSETS:
  Contract rights, net                                                                  104,742              101,702
  Cost in excess of net assets acquired                                                  46,457               46,457
  Deferred financing costs, net                                                           6,371                7,086
  Trademarks                                                                             17,049               17,049
  Other                                                                                   7,124                6,177
                                                                                   ------------         ------------

          Total other assets                                                            181,743              178,471
                                                                                   ------------         ------------

TOTAL ASSETS                                                                       $    298,260         $    280,192
                                                                                   ============         ============


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JULY 1, 2003 AND DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                             July 1,               December 31,
                                                                                              2003                    2002
                                                                                          --------------           ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                         1,150                   1,150
  Accounts payable                                                                            20,593                  14,798
  Accrued salaries and vacations                                                              11,851                   8,683
  Liability for insurance                                                                      2,984                   4,441
  Accrued taxes, including income taxes                                                        5,800                   3,890
  Accrued commissions and royalties                                                           24,021                  13,627
  Accrued interest                                                                             3,838                   3,832
  Other                                                                                        6,381                   6,057
                                                                                           ---------                --------

          Total current liabilities                                                           76,618                  56,478
                                                                                           ---------                --------

LONG TERM LIABILITIES:
  Long-term debt                                                                             224,175                 224,250
  Liability for insurance                                                                      3,898                   2,001
  Deferred income taxes                                                                        1,342                   2,031
  Other liabilities                                                                              700                     700
                                                                                           ---------                --------

          Total long-term liabilities                                                        230,115                 228,982
                                                                                           ---------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares                                                          -                       -
  Additional paid-in capital                                                                  67,321                  67,417
  Accumulated deficit                                                                        (25,235)                (21,566)
  Accumulated other comprehensive gain (loss)                                                    116                    (444)
  Treasury stock - at cost (194 shares)                                                      (49,500)                (49,500)
  Loans to related parties                                                                    (1,175)                 (1,175)
                                                                                           ---------                --------

          Total stockholders' deficiency                                                      (8,473)                 (5,268)
                                                                                           ---------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $ 298,260                $ 280,192
                                                                                           =========                =========
See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2003 AND JULY 2, 2002 (IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------

                                                             Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                    --------------------------------------------------------------------------
                                                         July 1,             July 2,            July 1,            July 2,
                                                           2003                2002               2003              2002
                                                    -----------------   -----------------  -----------------  ----------------

Net sales                                           $         172,733   $         166,421  $        269,633   $       254,261

Cost of sales                                                 140,664             134,279           222,319           209,078
Selling, general, and administrative                           14,177              14,951            27,552            26,584
Depreciation and amortization                                   6,895               6,679            13,370            12,272
Contract related losses                                           537                 699               647               699
                                                    -----------------   -----------------  ----------------   ---------------

Operating income                                               10,460               9,813             5,745             5,628
Interest expense                                                5,124               5,175            10,195            10,532
Other income, net                                                 (14)                (34)              (19)           (1,418)
                                                    -----------------   -----------------  ----------------   ---------------

Income (loss) before income taxes                               5,350               4,672            (4,431)           (3,486)
Income tax provision (benefit)                                  2,474                 831              (762)             (457)
                                                    -----------------   -----------------  ----------------   ---------------

Net income (loss)                                               2,876               3,841            (3,669)           (3,029)

Other comprehensive gain  - foreign currency
  translation adjustment                                          313                 173               560               159
                                                    -----------------   -----------------  ----------------   ---------------

Comprehensive income (loss)                         $           3,189   $           4,014  $         (3,109)  $        (2,870)
                                                    =================   =================  =================  ===============

Basic Net Income (Loss) per share                   $        8,658.57   $       11,569.60  $     (11,055.21)  $     (9,121.89)
                                                    =================   =================  =================  ===============
Diluted Net Income (Loss) per share                 $        8,658.57   $       11,569.60  $     (11,055.21)  $     (9,121.89)
                                                    =================   =================  =================  ===============

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 2002 TO JULY 1, 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  Accumulated
                                                                     Additional                      Other       Loans to
                                Common     Common       Paid-in      Accumulated   Comprehensive    Treasury      Related
                                Shares     Stock        Capital        Deficit      Gain (Loss)      Stock        Parties    Total

BALANCE, DECEMBER 31, 2002       332         $-        $ 67,417     $ (21,566)     $ (444)         $ (49,500)    $(1,175)   $(5,268)

Noncash compensation               -          -             (96)            -           -                  -           -        (96)

Foreign currency translation       -          -               -             -         560                              -        560

Net loss                           -          -               -        (3,669)          -                  -           -     (3,669)
                                 ---         ---       --------     ----------      -----           ---------    --------   -------

BALANCE,  JULY 1, 2003           332         $-        $ 67,321     $ (25,235)      $ 116           $ (49,500)   $(1,175)   $(8,473)
                                 ===         ===       ========     ==========      =====           =========    ========   =======


See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2003 AND JULY 2, 2002
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------


                                                                                      Twenty-six Weeks Ended
                                                                              ---------------------------------------
                                                                                  July 1,                July 2,
                                                                                   2003                   2002
                                                                              ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (3,669)              $ (3,029)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                    13,370                 12,272
    Amortization of deferred financing costs                                            715                    716
    Contract related losses                                                             647                    699
    Noncash compensation                                                                (96)                   206
    Deferred tax change                                                                (762)                  (457)
    Gain on disposition of assets                                                       (65)                   (10)
    Other                                                                               560                    159
    Changes in assets and liabilities:
       Increase in assets:
        Accounts receivable                                                          (4,806)                (1,979)
        Merchandise inventories                                                      (4,699)                (3,289)
        Prepaid expenses                                                             (1,547)                   (56)
        Other assets                                                                 (1,628)                  (232)
      Increase in liabilities:
        Accounts payable                                                              3,576                  2,116
        Accrued salaries and vacations                                                3,168                  3,504
        Liability for insurance                                                         440                  2,006
        Accrued commissions and royalties                                            10,394                 24,381
        Other liabilities                                                             2,240                  3,093
                                                                                  ---------               --------

          Net cash provided by operating activities                                  17,838                 40,100
                                                                                  ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            (4,710)                (4,800)
  Proceeds from sale of property and equipment                                            -                     10
  Contract rights acquired, net                                                     (10,481)               (22,797)
                                                                                  ---------               --------

          Net cash used in investing activities                                     (15,191)               (27,587)
                                                                                  ---------               --------



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2003 AND JULY 2, 2002
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                       Twenty-six Weeks Ended
                                                                                     July 1,                July 2,
                                                                                      2003                   2002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) - revolving loans                                    $    500               $(12,750)
  Principal payments on long-term debt                                                 (575)                  (575)
  Principal payments on capital lease obligations                                         -                   (267)
  Increase in bank overdrafts                                                         2,219                  4,111
                                                                                   --------               --------

           Net cash provided by (used in) financing activities                        2,144                 (9,481)
                                                                                   --------               --------

INCREASE IN CASH                                                                      4,791                  3,032

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                10,374                 15,142
                                                                                   --------               --------

  End of period                                                                    $ 15,165               $ 18,174
                                                                                   ========               ========


See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2003 AND JULY 2, 2002
--------------------------------------------------------------------------------

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

         The results of operations for the twenty-six week period ended July 1, 2003 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 30, 2003 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-K.

         On February 11, 2003, the Company announced that it changed its tradename for its operating subsidiaries, Volume Services and Service America, from Volume Services America to Centerplate.

         On February 13, 2003, Volume Holdings filed a registration statement on Form S-1 (last amended July 16, 2003) in respect of a proposed initial public offering of Income Deposit Securities ("IDSs"). The registration statement is currently under review by the Securities and Exchange Commission. We cannot assure you that the offering of IDSs will occur and we may elect not to proceed with the offerings of IDSs due to changes in our business or strategic plans, general economic and market conditions or any other factors.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COST IN EXCESS OF NET ASSETS ACQUIRED AND TRADEMARKS - The Company has performed its annual impairment tests of goodwill and trademarks as of April 1, 2003 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists.

         INSURANCE - At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers' compensation risk. During the fiscal years 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers' compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability and workers' compensation risks, supplemented by stop-loss type insurance policies. Management determines the estimate of the reserve for the deductible and self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 1.17 percent and 3.87 percent at July 1, 2003 and 1.32 percent and 3.83 percent at December 31, 2002), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at July 1, 2003 and December 31, 2002 were $5,837,000 and $4,654,000, respectively. The related undiscounted amounts were $6,209,000 and $4,955,000, respectively.

         The Company became self-insured for employee health insurance in December 1999. Prior to December 1999, the Company had a premium-based insurance program. The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at July 1, 2003 and December 31, 2002 was $1,476,000 and $1,222,000, respectively.

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

         Income taxes for the twenty-six weeks ended July 1, 2003 resulted in the recognition of a tax benefit of approximately $0.8 million, in comparison to the recognition of a tax benefit of $0.5 million in the prior year period. Income taxes for the twenty-six weeks ended July 1, 2003 and July 2, 2002 are calculated using the projected effective tax rate for fiscal 2003 and 2002, respectively, which includes the reversal of approximately $0.9 million and $0.8 million, respectively, of valuation allowances on deferred tax assets.

         RECLASSIFICATIONS - Certain amounts in 2002 have been reclassified, where applicable, to conform to the financial statement presentation used in 2003.

         NEW ACCOUNTING STANDARDS - In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         On  November  25,  2002,  the  FASB  issued   Interpretation   No.  45,
Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements, initial recognition and initial measurement provisions are currently effective and did not have a material effect on our financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not require companies to account for employee stock options using the fair value method. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The interpretation did not have a material effect on our financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this standard on July 1, 2003 did not have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The implementation of this standard is not expected to have a material effect on our financial position or results of operations.

3.       SELLING, GENERAL, AND ADMINISTRATIVE

      Selling, general and administrative expenses for the twenty-six week period ended July 1, 2003 include a payment of approximately $0.8 million received as reimbursement for assets that were previously written-off in connection with one of our clients that filed for Chapter 11 Bankruptcy during 2001.

4.       CONTRACT RELATED LOSSES

      Contract related losses for the twenty-six weeks ended July 1, 2003 reflect an impairment charge of approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third-party, and $0.4 million for the write-down of contract rights and other assets for certain terminated contracts. For the twenty-six weeks ended July 2, 2002, contract related losses of $0.7 million reflect an impairment charge for the write-down of contract rights related to a terminated contract.

5.       COMMITMENTS AND CONTINGENCIES

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. In May 2003, a purported class action was filed against us in the Superior Court of California for the County of Orange by a former emmployee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. We are in the process of evaluating this case and, while our review is preliminary, we believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case and we have filed an answer to the complaint with the California state court and have filed to seek removal of the case to the United States District Court for the Central District of California. However, due to the early stage of this case and our evalaution, we cannot predict the outcome of this case and, if an ultimate ruling is made against us, whether such ruling would have a material effect on us.

     Except for the case described above, in our opinion, after considering a number of factors, including, but not limited to, the current status of any currently pending proceeding (including any settlement discussions), views of retained counsel, the nature of the litigation, our prior experience and the amounts that we have accrued for known contingencies, the ultimate disposition of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

6.       NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

         The senior subordinated notes are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of the Parent Company, Guarantor Subsidiaries (including Volume Services America, the issuer) and Non-Guarantor Subsidiaries as of July 1, 2003 and December 31, 2002 (in the case of the balance sheets) and for the thirteen and twenty-six week periods ended July 1, 2003 and July 2, 2002 (in the case of the statements of operations and comprehensive income (loss)) and for the twenty-six week periods ended July 1, 2003 and July 2, 2002 in the case of the statement of cash flows.

                           CONSOLIDATING CONDENSED BALANCE SHEET, JULY 1, 2003 (IN THOUSANDS)

                                                      Issuer and
                                                       Combined       Combined
                                          Volume       Guarantor     Non-guarantor
Assets                                   Holdings     Subsidiaries   Subsidiaries  Eliminations   Consolidated

Current assets:
  Cash and cash equivalents                $      -      $ 15,009        $   156         $     -      $ 15,165
  Accounts receivable                             -        18,601          2,862               -        21,463
  Other current assets                            -        30,882          1,996          (7,761)       25,117
                                           --------      --------        -------         -------      --------
           Total current assets                   -        64,492          5,014          (7,761)       61,745
Property and equipment                            -        51,578          3,194               -        54,772
Contract rights, net                              -       104,067            675               -       104,742
Cost in excess of net assets acquired             -        46,457              -               -        46,457
Investment in subsidiaries                   (8,473)            -              -           8,473             -
Other assets                                      -        30,533             11               -        30,544
                                           --------      --------        -------         -------      --------

Total assets                               $ (8,473)     $297,127        $ 8,894         $   712      $298,260
                                           ========      ========        =======         =======      ========
Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $      -      $      -        $ 7,761         $(7,761)     $     -
  Other current liabilities                       -        73,716          2,902               -        76,618
                                           --------      --------        -------         -------      --------
           Total current liabilities              -        73,716         10,663          (7,761)       76,618
Long-term debt                                    -       224,175              -               -       224,175
Other liabilities                                 -         5,940              -               -         5,940
                                           --------      --------        -------         -------      --------
           Total liabilities                      -       303,831         10,663          (7,761)      306,733
                                           --------      --------        -------         -------      --------

Stockholders' deficiency:
  Common stock                                    -             -              -               -             -
  Additional paid-in capital                 67,321        67,321              -         (67,321)       67,321
  Accumulated deficit                       (25,235)      (23,350)        (1,885)         25,235       (25,235)
  Treasury stock and other                  (50,559)      (50,675)           116          50,559       (50,559)
                                           --------      --------        -------         -------      --------
           Total stockholders' deficiency    (8,473)       (6,704)        (1,769)          8,473        (8,473)
                                           --------      --------        -------         -------      --------

Total liabilities and stockholders'
  deficiency                               $ (8,473)     $297,127        $ 8,894         $   712      $298,260
                                           =========     ========        =======         =======      ========


                        Consolidating Condensed Statement of Operations and Comprehensive Income
                               Thirteen Week Period Ended July 1, 2003 (in thousands)

                                                       Issuer and
                                                        Combined         Combined
                                         Volume         Guarantor        Non-guarantor
                                        Holdings      Subsidiaries       Subsidiaries   Eliminations     Consolidated

Net sales                                   $     -       $ 162,048        $ 10,685          $     -        $ 172,733

Cost of sales                                     -         131,687           8,977                -          140,664
Selling, general, and administrative              -          12,985           1,192                -           14,177
Depreciation and amortization                     -           6,714             181                -            6,895
Contract related losses                           -             537               -                -              537
                                            -------       ---------        --------          -------        ---------
Operating income                                  -          10,125             335                -           10,460
Interest expense                                  -           5,124                                -            5,124
Other income, net                                 -             (12)             (2)               -              (14)
                                            -------       ---------        --------          -------        ---------
Income before income taxes                        -           5,013             337                -            5,350
Income tax provision                              -           2,474               -                -            2,474
                                            -------       ---------        --------          -------        ---------
Equity in loss of subsidiaries                2,876               -               -           (2,876)               -
                                            -------       ---------        --------          -------        ---------
Net income                                    2,876           2,539             337           (2,876)           2,876
Other comprehensive gain -
foreign currency translation adjustment           -               -             313                -              313
                                            -------       ---------        --------          -------        ---------

Comprehensive income                        $ 2,876       $   2,539        $    650          $(2,876)       $   3,189
                                            =======       =========        ========          =======        =========



                  Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                            Twenty-six Week Period Ended July 1, 2003 (in thousands)

                                                            Issuer and
                                                             Combined          Combined
                                              Volume         Guarantor         Non-guarantor
                                             Holdings      Subsidiaries      Subsidiaries      Eliminations    Consolidated

Net sales                                  $      -        $252,704         $ 16,929           $     -         $269,633

Cost of sales                                     -         207,735           14,584                 -          222,319
Selling, general, and administrative              -          25,604            1,948                 -           27,552
Depreciation and amortization                     -          13,000              370                 -           13,370
Contract related losses                           -             647                -                 -              647
                                           --------        --------         --------           -------         --------
Operating income                                  -           5,718               27                 -            5,745
Interest expense                                  -          10,195                                  -           10,195
Other income, net                                 -             (14)              (5)                -              (19)
                                           --------        --------         --------           -------         --------
Income (loss) before income taxes                 -          (4,463)              32                 -           (4,431)
Income tax benefit                                -            (762)              -                  -             (762)
                                           --------        --------         --------           -------         --------
Equity in loss of subsidiaries               (3,669)             -                -              3,669                -
                                           --------        --------         --------           -------         --------
Net income (loss)                            (3,669)         (3,701)              32             3,669           (3,669)
Other comprehensive gain -
foreign currency translation adjustment           -               -              560                 -              560
                                           --------        --------         --------           -------         --------

Comprehensive income (loss)                $ (3,669)       $ (3,701)        $    592           $ 3,669         $ (3,109)
                                           ========        ========         ========           =======         ========




                                        Consolidating Condensed Statement of Cash Flows
                                   Twenty-six Week Period Ended July 1, 2003 (in thousands)

                                                                  Issuer and
                                                                   Combined          Combined
                                                       Volume      Guarantor         Non-guarantor
                                                      Holdings   Subsidiaries        Subsidiaries   Consolidated

Cash Flows Provided by Operating Activities              $ -      $ 17,707           $ 131           $ 17,838
                                                         ---      --------           -----           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net                  -        (4,511)           (199)            (4,710)
  Contract rights acquired, net                            -       (10,481)             -             (10,481)
                                                         ---      --------           -----           --------

           Net cash used in investing activities           -       (14,992)           (199)           (15,191)
                                                         ---      --------           -----           --------

Cash Flows from Financing Activities:
  Net borrowings - revolving loans                         -           500               -                500
  Principal payments on long-term debt                     -          (575)              -               (575)
  Increase in bank overdrafts                              -         2,219                              2,219
                                                         ---      --------           -----           --------

    Net cash provided by financing activities              -         2,144                              2,144
                                                         ---      --------           -----           --------

Increase (decrease) in cash                                -         4,859             (68)             4,791

Cash and cash equivalents - beginning of period            -        10,150             224             10,374
                                                         ---      --------           -----           --------

Cash and cash equivalents - end of period                $ -      $ 15,009           $ 156           $ 15,165
                                                         ===      ========           =====           ========








                                      -15


                  CONSOLIDATING CONDENSED BALANCE SHEET, DECEMBER 31, 2002 (IN THOUSANDS)

                                                         Issuer
                                                          and
                                                        Combined      Combined
                                          Volume        Guarantor   Non-guarantor
Assets                                   Holdings     Subsidiaries  Subsidiaries     Eliminations   Consolidated

Current assets:
  Cash and cash equivalents                $            $  10,150        $   224        $             $ 10,374
  Accounts receivable                                      15,309          1,179                        16,488
  Other current assets                                     24,948          1,147          (7,295)       18,800
                                           --------     ---------        -------        --------      --------
           Total current assets                            50,407          2,550          (7,295)       45,662
Property and equipment                                     52,951          3,108                        56,059
Contract rights, net                                      101,017            685                       101,702
Cost in excess of net assets acquired                      46,457                                       46,457
Investment in subsidiaries                   (5,268)                                       5,268
Other assets                                               30,290             22                        30,312
                                           --------     ---------        -------        --------      --------

Total assets                               $ (5,268)    $ 281,122        $ 6,365        $ (2,027)     $280,192
                                           ========     =========        =======        ========      ========
Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                 $            $                $ 7,295        $ (7,295)     $
  Other current liabilities                                55,047          1,431                        56,478
                                           --------     ---------        -------        --------      --------
           Total current liabilities                       55,047          8,726          (7,295)       56,478
Long-term debt                                            224,250                                      224,250
Other liabilities                                           4,732                                        4,732
                                           --------     ---------        -------        --------      --------
           Total liabilities                              284,029          8,726          (7,295)      285,460
                                           --------     ---------        -------        --------      --------

Stockholders' deficiency:
  Common stock
  Additional paid-in capital                 67,417        67,417                       (67,417)        67,417
  Accumulated deficit                       (21,566)      (19,649)        (1,917)        21,566        (21,566)
  Treasury stock and other                  (51,119)      (50,675)          (444)        51,119        (51,119)
                                           --------     ---------        -------        --------      --------
           Total stockholders' deficiency    (5,268)       (2,907)        (2,361)         5,268         (5,268)
                                           --------     ---------        -------       ---------      --------

Total liabilities and stockholders'
  deficiency                               $ (5,268)    $ 281,122        $ 6,365       $ (2,027)      $280,192
                                           ========     =========        =======       ========       ========








                                      -16

                                 Consolidating Condensed Statement of Operations and Comprehensive Income
                                           Thirteen Week Period Ended July 2, 2002 (in thousands)

                                                       Issuer and
                                                        Combined         Combined
                                         Volume         Guarantor        Non-guarantor
                                        Holdings      Subsidiaries       Subsidiaries    Eliminations   Consolidated

Net sales                                  $               $157,568         $ 8,853        $                 $166,421

Cost of sales                                               126,756           7,523                           134,279
Selling, general, and administrative                         14,102             849                            14,951
Depreciation and amortization                                 6,437             242                             6,679
Contract related losses                                         699               -                               699
                                                           --------        --------                          --------
Operating income                                              9,574             239                             9,813
Interest expense                                              5,160              15                             5,175
Other income, net                                               (33)             (1)                              (34)
                                                           --------        --------                          --------
Income before income taxes                                    4,447             225                             4,672
Income tax provision                                            831               -                               831
Equity in earnings of subsidiaries            3,841               -               -           (3,841)               -
                                           --------        --------        --------        ---------         --------
Net income                                    3,841           3,616             225           (3,841)           3,841
Other comprehensive gain -
foreign currency translation adjustment           -               -             173                -              173
                                           --------        --------        --------        ---------         --------

Comprehensive income                       $  3,841        $  3,616        $    398        $  (3,841)        $  4,014
                                           ========        ========        ========        =========         ========

                 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                           Twenty-six Week Period Ended July 2, 2002 (in thousands)

                                                       Issuer and
                                                        Combined            Combined
                                         Volume         Guarantor        Non-guarantor
                                        Holdings      Subsidiaries        Subsidiaries     Eliminations     Consolidated

Net sales                                 $                $239,626          $ 14,635         $               $ 254,261

Cost of sales                                               196,435            12,643                           209,078
Selling, general, and administrative                         25,187             1,397                            26,584
Depreciation and amortization                                11,808               464                            12,272
Contract related losses                                         699                 -                               699
                                                           --------          --------                         ---------
Operating income                                              5,497               131                             5,628
Interest expense                                             10,517                15                            10,532
Other income, net                                            (1,417)               (1)                           (1,418)
                                                           --------          --------                         ---------
Income (loss) before income taxes                            (3,603)              117                            (3,486)
Income tax benefit                                             (457)                -                              (457)
Equity in loss of subsidiaries               (3,029)              -                 -            3,029                -
                                          ---------        --------          --------         --------        ---------
Net income (loss)                            (3,029)         (3,146)              117            3,029           (3,029)
Other comprehensive gain -
foreign currency translation adjustment           -               -               159                -              159
                                          ---------        --------          --------         --------        ---------

Comprehensive income (loss)               $  (3,029)       $ (3,146)         $    276         $  3,029        $  (2,870)
                                          =========        ========          ========         ========        =========



                                     Consolidating Condensed Statement of Cash Flows
                                 Twenty-six Week Period Ended July 2, 2002 (in thousands)

                                                                     Issuer and
                                                                      Combined          Combined
                                                          Volume      Guarantor         Non-guarantor
                                                         Holdings   Subsidiaries        Subsidiaries   Consolidated

Cash Flows Provided by Operating  Activities                $ -      $ 39,590           $ 510           $ 40,100
                                                            ---      --------           -----           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net                     -        (4,327)           (473)            (4,800)
  Proceeds from sale of property, plant and equipment                      10                                 10
  Contract rights acquired, net                               -       (22,797)              -            (22,797)
                                                            ---      --------           -----           --------

           Net cash used in investing activities              -       (27,114)           (473)           (27,587)
                                                            ---      --------           -----           --------

Cash Flows from Financing Activities:
  Net repayments - revolving loans                            -       (12,750)              -            (12,750)
  Principal payments on long-term debt                        -          (575)              -               (575)
  Principal payments on capital lease obligations             -          (267)              -               (267)
  Increase in bank overdrafts                                 -         4,111                              4,111
                                                            ---      --------           -----           --------

    Net cash used in financing activities                     -        (9,481)                            (9,481)
                                                            ---      --------           -----           --------

Increase in cash                                              -         2,995              37              3,032

Cash and cash equivalents - beginning of period               -        14,976             166             15,142
                                                            ---      --------           -----           --------

Cash and cash equivalents - end of period                   $ -      $ 17,971           $ 203           $ 18,174
                                                            ===      ========           =====           ========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         The following discussion and analysis of our results of operations and financial condition for the thirteen and twenty-six week periods ended July 1, 2003 and July 2, 2002 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 31, 2002 included in our annual report on Form 10-K. Our discussion contains forward-looking statements based on our current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Forward Looking and Cautionary Statements and elsewhere in this quarterly report on Form 10-Q. The following data have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

     o Recoverability of property and equipment, contract rights, cost in excess of net assets acquired (goodwill) and other intangible assets. As of July 1, 2003, net property and equipment of $54.8 million and net contract rights of $104.7 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the carrying value of the contract rights related to that contract. The undiscounted future cash flows are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of July 1, 2003, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.0 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit is the Company. In performing the annual goodwill assessment, we compare the fair value of the Company to its carrying amount, including these indefinite lived assets. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value of the Company, then we would need to perform the second step in the impairment test. Fair value for these tests is determined based upon a discounted cash flow model (using a rate based on our incremental borrowing rate). As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible assets to its carrying value. Fair value is determined based on a discounted cash flow model (using a rate based on our incremental borrowing rate). If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on April 1, 2003 and determined that no impairment exists.

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

     o    seasonality of sporting and other events;

     o    the unpredictability in the number, timing and type of new contracts;

     o    the timing of contract expirations and special events; and

     o    the level of attendance at the facilities we serve.

         Business at the principal types of facilities we serve is seasonal in nature, with Major League Baseball ("MLB") and minor league baseball related sales concentrated in the second and third quarter, the majority of National Football League ("NFL") related activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

         Set forth below are comparative net sales by quarter (in thousands) for the first and second quarters of 2003, fiscal 2002 and fiscal 2001:

                   2003                       2002                       2001
                   ----                       ----                       ----

 1st Quarter     $ 96,900                  $ 87,840                   $ 83,194

 2nd Quarter     $172,733                  $166,421                   $157,646

 3rd Quarter                               $195,100                   $177,559

 4th Quarter                               $127,801                   $124,714


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 1, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 2, 2002

         Net sales - Net sales of $172.7 million for the thirteen weeks ended July 1, 2003 increased by $6.3 million (approximately 4%) from $166.4 million in the prior year period. The increase was primarily due to new accounts, which generated approximately $11.4 million in net sales, partially offset by expired and/or terminated accounts ($3.7 million). Additionally, net sales at two facilities increased $4.5 million mainly as a result of post-season National Hockey League ("NHL") activity and the addition of a tenant National Basketball Association ("NBA") team. Partially offsetting these improvements were declines in aggregate net sales of $7.7 million at our convention center facilities and in MLB and minor league baseball related net sales primarily attributable to overall lower attendance due in part to unfavorable weather conditions in various parts of the United States, particularly in the northeast.

         Cost of sales - Cost of sales of $140.7 million for the thirteen weeks ended July 1, 2003 increased by $6.4 million from $134.3 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales increased by approximately 0.7% from the prior year period to 81%. The increase was due, in part, to higher commissions as a percentage of net sales (approximately 0.4% increase) resulting primarily from higher commission rates paid to our largest client in connection with the renewal of that client's contract and a change in the sales mix to client facilities with higher commission rates. Additionally, product costs as a percentage of sales increased approximately 0.4% over the prior year period resulting mainly from the initial start-up costs related to the opening of new facilities.

          Selling, general and administrative expenses - Selling, general and administrative expenses of $14.2 million in the thirteen weeks ended July 1, 2003 decreased $0.8 million or approximately 0.8% as a percentage of net sales from the prior year period. The decrease was due, in part, to a payment of approximately $0.8 million received as reimbursement for assets that were written-off in connection with one of our clients that filed for Chapter 11 Bankruptcy during 2001. In addition, efficiencies achieved at certain operating facilities resulted in a decline of operating costs recorded in selling, general, and administrative expenses of $0.8 million. Offsetting these savings were higher corporate overhead expenses related to the addition of management positions during fiscal 2002. We anticipate the fiscal 2003 impact of these changes and others will be an increase in overhead costs of approximately 0.5%, as a percentage of net sales, as compared to fiscal 2002. However, as a result of the additional management positions, we expect to achieve improvements in operating income at the facilities at which we provide services.

         Depreciation and amortization - Depreciation and amortization was $6.9 million for the thirteen weeks ended July 1, 2003, compared to $6.7 million in the prior year period. The increase was principally attributable to higher amortization expense primarily related to investments made beginning in the second quarter of fiscal 2002 for the renewal and/or acquisition of certain contracts.

         Contract related losses - Contract related losses of $0.5 million recorded in the thirteen weeks ended July 1, 2003 reflect an impairment charge of approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third-party and $0.3 million for the write-down of contract rights for a terminated contract. In the prior year period, contract related losses of $0.7 million reflect an impairment charge for the write-down of contract rights.

         Operating income - Operating income increased approximately $0.6 million from the prior year period due to the factors described above.

         Income taxes - Income tax expense for the thirteen weeks ended July 1, 2003 was approximately $2.5 million, in comparison to tax expense of $0.8 million in the prior year period. During the current period, we changed our estimate of the effective tax rate for fiscal 2003 from approximately 33% to 16.8% due to the consideration of greater than previously anticipated tax credit generation. Consequently, the expense recognized in the current thirteen week period includes a change in our estimate to the tax provision for the entire twenty-six week period ended July 1, 2003. Income taxes for the thirteen weeks ended July 1, 2003 and July 2, 2002 are calculated using the projected effective tax rate for fiscal 2003 and 2002, respectively, which includes the reversal of approximately $0.9 million and $0.8 million, respectively, of valuation allowances on deferred tax assets.

TWENTY-SIX WEEKS ENDED JULY 1, 2003 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 2, 2002

         Net sales - Net sales of $269.6 million for the twenty-six weeks ended July 1, 2003 increased by $15.3 million (approximately 6%) from $254.3 million in the prior year period. The increase was primarily due to new accounts, which generated net sales of $16.6 million (approximately 6%) partially offset by expired and/or terminated accounts of $6.5 million. Additionally, NHL playoff activity and the addition of an NBA tenant team resulted in a $4.4 million increase in net sales at two facilities. Partially offsetting these improvements was a decline in MLB and minor league baseball related net sales of $4.4 million. This was primarily attributable to overall lower attendance due, in part, to unfavorable weather conditions in various parts of the United States, particularly the northeast. The remaining improvement in net sales was primarily due to increased volume at various facilities where we provide our services.

         Cost of sales - Cost of sales of $222.3 million for the twenty-six weeks ended July 1, 2003 increased by $13.2 million from $209.1 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales increased by approximately 0.3% from the prior year period. The increase was due in part to higher commissions as a percentage of net sales. This resulted primarily from higher commission rates paid to our largest client in connection with the renewal of that client's contract and a change in the sales mix to client facilities with higher commission rates. These increases were partially offset by lower product and payroll costs resulting from efficiencies achieved at certain operating facilities at which we operate.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $27.6 million in the twenty-six weeks ended July 1, 2003 declined approximately 0.3% as a percentage of net sales from the prior year period. The decrease was due, in part, to a payment of approximately $0.8 million received as reimbursement for assets that were previously written-off in connection with one of our clients that filed for Chapter 11 Bankruptcy during 2001. In addition, efficiencies achieved at certain operating facilities resulted in a decline of operating costs recorded in selling, general and administrative expenses. These improvements were partially offset by higher corporate overhead expenses related to the addition of management positions during fiscal 2002 and approximately $0.4 million in non-recurring marketing and other expenses associated with the change in the tradename for our operating subsidiaries from Volume Services America to Centerplate. In fiscal 2003, we anticipate an increase in corporate overhead of 0.5%, as a percentage of net sales, as compared to fiscal 2002, primarily due to the addition of the management positions. However, as a result, we expect to achieve improvements in operating income at the facilities at which we provide services.

         Depreciation and amortization - Depreciation and amortization was $13.4 million for the twenty-six weeks ended July 1, 2003, compared to $12.3 million in the prior year period. The increase was principally attributable to higher amortization expense primarily related to investments made beginning in the second quarter of fiscal 2002 for the renewal and/or acquisition of certain contracts.

         Contract related losses -Contract related losses of $0.6 million recorded in the twenty-six weeks ended July 1, 2003 reflect an impairment charge of approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third-party, and $0.4 million for the write-down of contract rights and other assets for certain terminated contracts. In the prior year period, contract related losses of $0.7 million reflect an impairment charge for the write-down of contract rights.

          Operating income - Operating income increased approximately $0.1 million from the prior year period due to the factors described above.

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

         Income taxes - We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on our best current estimates believe that taxable income will be realized in fiscal 2003. Accordingly, in the twenty-six weeks ended July 1, 2003, a tax benefit of $0.8 million was recognized in comparison to the recognition of a $0.5 million tax benefit in the prior year period. As noted above, we changed our estimate of the effective tax rate for fiscal 2003 during the thirteen-week period ended July 1, 2003 from approximately 33% to 16.8%.

LIQUIDITY AND CAPITAL RESOURCES

         For the twenty-six weeks ended July 1, 2003, net cash provided by operating activities was $17.8 million compared to $40.1 million in the prior year period. The $22.3 million decline in cash provided from the prior year period was principally attributable to an increase in working capital in the current period. This primarily related to the timing of commission and royalty payments to our clients and the one-time receipt of approximately $1.4 million received in fiscal 2002 in connection with funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993, as discussed above.

         Net cash used in investing activities was $15.2 million for the twenty-six weeks ended July 1, 2003 compared to $27.6 million in the prior year period reflecting a higher level of investment associated with renewals of existing contracts, including the renewal of the company's largest client, in the prior year period.

          Net cash provided by financing activities was $2.1 million in the twenty-six weeks ended July 1, 2003 as compared to net cash used in financing activities of $9.5 million in the prior year period. The increase was principally due to higher net borrowings under our revolving credit facility to fund contract investment and working capital requirements in the current period. As of July 1, 2003, we had approximately $15.5 million in outstanding revolving loans as compared to no outstanding balances at July 2, 2002.

         We are also required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of July 1, 2003, we had requirements outstanding for performance bonds and letters of credit of $13.4 million and $19.3 million, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate net capital investments of $27.2 million in fiscal 2003, of which $15.2 million has been invested to date. At July 1, 2003, $40.2 million of our $75.0 million revolving credit facility was available to be borrowed, after taking into account of $19.3 million of outstanding, undrawn letters of credit which reduce availability.

         If we proceed with the offering of Income Deposit Securities ("IDSs") (as discussed in our Form 10-K for the year ended December 31, 2002), we intend for Volume Services America to enter into a new credit facility to refinance its existing credit facility and to undertake a tender offer and consent solicitation for all its outstanding 11 1/4% senior subordinated notes due 2009. We also expect Volume Holdings to repurchase shares of Volume Holdings' outstanding common stock from its existing shareholders and to pay management bonuses and the amount to which the Chief Executive Officer is due under his employment contract. We cannot assure you that the offering of IDSs or any of the above transactions will occur and we may elect not to proceed with the offering of IDSs or any or all of the above transactions due to changes in our business or strategic plans, general economic and market conditions or any other factors.

         We have future obligations for debt repayments, future minimum rental, and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of July 1, 2003 are summarized in the tables below:


CONTRACTUAL COMMITMENTS                                                             Payments due by period
                                                                                         (in millions)

                                                             Less than                                               More than
Contractual Obligations                   Total                1 year            1-3 years          4-5 years         5 years
-----------------------                   -----                ------            ---------          ---------         --------

Long-term borrowings                      $225.3                $1.2              $124.1               -               $100.0

Operating leases                             1.3                 0.5                 0.8               -                  -

Commissions and royalties                   40.8                 8.1                20.0               5.2                7.5

Other long-term obligations(1)              14.3                 8.7                 5.3                .3                -

Total Contractual Obligations             $281.7               $17.9              $150.8              $5.5             $107.5

         (1) Represents capital commitments in connection with several long-term concession contracts.



                                                                                      Payments due by period
                                                                                         (in millions)

                                                             Less than                                     More than
Other Commercial Commitments                     Total         1 year         1-3 years      4-5 years      5 years
----------------------------                     -----         ------         ---------      ---------      -------

         Letters of credit                         $19.3         $19.3         $   -          $   -         $   -


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

         On  November  25,  2002,  the  FASB  issued   Interpretation   No.  45,
Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of

Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements, initial recognition and initial measurement provisions are currently effective and did not have a material effect on our financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not require companies to account for employee stock options using the fair value method. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that data. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The interpretation did not have a material effect on our financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this standard on July 1, 2003 did not have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The implementation of this standard is not expected to have a material effect on our financial position or results of operations.

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

     o    the risk of increased litigation against us;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk - We are exposed to interest rate volatility with regard to existing variable rate debt. The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding variable rate borrowings as of July 1, 2003 would cause a change in annual interest expense of approximately $1.3 million. Volume Services America's 11 1/4% senior subordinated notes due 2009 are fixed interest rate debt obligations.

         As of July 1, 2003, there have been no material changes in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2003 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that have occured during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that all material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is effectively recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. In May 2003, a purported class action was filed against us in the Superior Court of California for the County of Orange by a former emmployee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. We are in the process of evaluating this case and, while our review is preliminary, we believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case and we have filed an answer to the complaint with the California state court and have filed to seek removal of the case to the United States District Court for the Central District of California. However, due to the early stage of this case and our evalaution, we cannot predict the outcome of this case and, if an ultimate ruling is made against us, whether such ruling would have a material effect on us.

     Except for the case described above, in our opinion, after considering a number of factors, including, but not limited to, the current status of any currently pending proceeding (including any settlement discussions), views of retained counsel, the nature of the litigation, our prior experience and the amounts that we have accrued for known contingencies, the ultimate disposition of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1     Section 302 Certification of Chief Executive Officer

                  31.2     Section 302 Certification of Chief Financial Officer

                  32.1     Section 906 Certification of Chief Executive Officer

                  32.2     Section 906 Certification of Chief Financial Officer


         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2003.

                              VOLUME SERVICES AMERICA, INC.


                              By:      /s/ Kenneth R. Frick
                                       -----------------------------------
                              Name:    Kenneth R. Frick
                              Title:   Executive Vice President and Chief
                                       Financial Officer

                                INDEX TO EXHIBITS

         Exhibit Number    Description
         31.1              Section 302 Certificate of Chief Executive Officer
         31.2              Section 302 Certificate of Chief Financial Officer
         32.1              Section 906 Certificate of Chief Executive Officer
         32.2              Section 906 Certificate of Chief Financial Officer