Form 10-Q
period 2003-09-30
VOLUME SERVICES AMERICA INC
filed 2003-10-31
CIK 1086775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 333-79419


                          VOLUME SERVICES AMERICA, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                         57-0969174
   -------------                                     --------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


201 EAST BROAD STREET, SPARTANBURG, SOUTH CAROLINA                29306
--------------------------------------------------           -----------------
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

                                 ( ) YES (X) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, at October 30, 2003, was 100.


                          VOLUME SERVICES AMERICA, INC.
                                      INDEX



PART I FINANCIAL INFORMATION..........................................................................................2

Item 1.  Financial Statements.........................................................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................27

Item 4.  Controls and Procedures.....................................................................................27

PART II OTHER INFORMATION............................................................................................28

Item 1.  Legal Proceedings...........................................................................................28

Item 6. Exhibits and Reports on Form 8-K.............................................................................28





                                     PART I
                              FINANCIAL INFORMATION

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,        December 31,
ASSETS                                                                                  2003                 2002
                                                                                 ----------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        $     27,205         $     10,374
  Accounts receivable, less allowance for doubtful accounts of
    $377 and $810 at September 30, 2003 and December 31, 2002,
    respectively                                                                         20,062               16,488
  Merchandise inventories                                                                18,236               13,682
  Prepaid expenses and other                                                              4,070                2,354
  Deferred tax asset                                                                      2,750                2,764
                                                                                   ------------        -------------

          Total current assets                                                           72,323               45,662
                                                                                   ------------        -------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 49,793               49,452
  Merchandising equipment                                                                54,136               51,185
  Vehicles and other equipment                                                            9,478                8,625
  Construction in process                                                                   254                  295
                                                                                   ------------        -------------
          Total                                                                         113,661              109,557
  Less accumulated depreciation and amortization                                        (59,864)             (53,498)
                                                                                   ------------        -------------

          Property and equipment, net                                                    53,797               56,059
                                                                                   ------------        -------------

OTHER ASSETS:
  Contract rights, net                                                                  103,583              101,702
  Cost in excess of net assets acquired                                                  46,457               46,457
  Deferred financing costs, net                                                           6,013                7,086
  Trademarks                                                                             17,049               17,049
  Other                                                                                   7,297                6,177
                                                                                   ------------        -------------

          Total other assets                                                            180,399              178,471
                                                                                   ------------        -------------

TOTAL ASSETS                                                                       $    306,519        $     280,192
                                                                                   ============        =============


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    September 30,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                        2003                    2002
                                                                                  -------------------     -------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                         1,150                   1,150
  Accounts payable                                                                            21,299                  14,798
  Accrued salaries and vacations                                                              15,372                   8,683
  Liability for insurance                                                                      2,936                   4,441
  Accrued taxes, including income taxes                                                        7,533                   3,890
  Accrued commissions and royalties                                                           25,554                  13,627
  Accrued interest                                                                               938                   3,832
  Other                                                                                        7,077                   6,057
                                                                                           ---------                --------

          Total current liabilities                                                           81,859                  56,478
                                                                                           ---------                --------

LONG TERM LIABILITIES:
  Long-term debt                                                                             213,388                 224,250
  Liability for insurance                                                                      5,705                   2,001
  Deferred income taxes                                                                        2,339                   2,031
  Other liabilities                                                                              950                     700
                                                                                           ---------                --------

          Total long-term liabilities                                                        222,382                 228,982
                                                                                           ---------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $0.01 par value - authorized: 1,000 shares; issued:
      526 shares; outstanding: 332 shares                                                          -                       -
  Additional paid-in capital                                                                  67,481                  67,417
  Accumulated deficit                                                                        (14,561)                (21,566)
  Accumulated other comprehensive gain (loss)                                                    100                    (444)
  Treasury stock - at cost (194 shares)                                                      (49,500)                (49,500)
  Loans to related parties                                                                    (1,242)                 (1,175)
                                                                                           ---------                --------

          Total stockholders' equity (deficiency)                                              2,278                  (5,268)
                                                                                           ---------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                    $ 306,519               $ 280,192
                                                                                           =========               =========

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
THIRTEEN AND  THIRTY-NINE  WEEK PERIODS ENDED  SEPTEMBER 30, 2003 AND
OCTOBER 1, 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                           Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                  -------------------------------------  -----------------------------------
                                                     September 30,       October 1,        September 30,      October 1,
                                                        2003                2002               2003              2002
                                                  -----------------   -----------------  -----------------  ----------------

Net sales                                             $       214,636     $       195,100      $    484,269      $    449,361

Cost of sales                                                 173,378             156,459           395,697           365,537
Selling, general, and administrative                           17,719              16,015            45,271            42,599
Depreciation and amortization                                   6,956               6,734            20,326            19,006
Contract related losses                                          -                   -                  647               699
                                                      ---------------     ---------------      ------------      ------------

Operating income                                               16,583              15,892            22,328            21,520
Interest expense                                                4,833               5,129            15,028            15,661
Other income, net                                                  (8)                (28)              (27)           (1,446)
                                                      ---------------     ---------------      ------------      ------------


Income before income taxes                                     11,758              10,791             7,327             7,305
Income tax provision                                            1,084               1,008               322               551
                                                      ---------------     ---------------      ------------      ------------

Net income                                                     10,674               9,783             7,005             6,754

Other comprehensive gain (loss) - foreign
  currency translation adjustment                                 (16)               (152)              544                 7
                                                      ---------------     ---------------      ------------      ------------

Comprehensive income                                  $         10,658    $         9,631      $      7,549      $      6,761
                                                      ================    ===============      ============      ============

Basic Net Income per share                            $      32,159.95    $     29,466.29       $ 21,104.74      $  20,344.40
                                                      ================    ===============      ============      ============
Diluted Net Income per share                          $      32,159.95    $     29,466.29       $ 21,104.74      $  20,344.40
                                                      ================    ===============      ============      ============

See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)(UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 2002 TO SEPTEMBER 30, 2003
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    Accumulated
                                                      Additional                       Other                     Loans to
                                Common      Common      Paid-in     Accumulated    Comprehensive   Treasury      Related
                                Shares      Stock       Capital       Deficit       Gain (Loss)      Stock       Parties      Total

BALANCE, DECEMBER 31, 2002        332        $ -       $ 67,417      $(21,566)       $ (444)       $(49,500)   $ (1,175)    $(5,268)

Noncash compensation                -          -             64             -             -               -           -          64

Loans to related parties            -          -              -             -             -               -         (67)        (67)

Foreign currency translation        -          -              -             -           544               -           -         544

Net income                          -          -              -         7,005             -               -           -       7,005
                                  ---        ---       --------      --------         -----        --------    --------     -------

BALANCE,  SEPTEMBER 30, 2003      332        $ -       $ 67,481      $(14,561)        $ 100        $(49,500)   $ (1,242)    $ 2,278
                                  ===        ===       ========      ========         =====        ========    ========     =======



See notes to consolidated financial statements.


VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Thirty-nine Weeks Ended
                                                                            ---------------------------------------
                                                                                September 30,          October 1,
                                                                                    2003                  2002
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 7,005                $ 6,754
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    20,326                 19,006
    Amortization of deferred financing costs                                          1,073                  1,073
    Contract related losses                                                             647                    699
    Noncash compensation                                                                 64                    478
    Deferred tax change                                                                 322                    551
    Gain on disposition of assets                                                       (64)                   (39)
    Other                                                                               544                      7
    Changes in assets and liabilities:
       Decrease (increase) in assets:
        Accounts receivable                                                          (3,405)                   229
        Merchandise inventories                                                      (4,554)                (3,323)
        Prepaid expenses                                                             (1,718)                   136
        Other assets                                                                 (2,016)                    37
      Increase in liabilities:
        Accounts payable                                                              4,357                  1,552
        Accrued salaries and vacations                                                6,689                  4,496
        Liability for insurance                                                       2,199                  2,547
        Accrued commissions and royalties                                            11,927                 13,057
        Other liabilities                                                             2,019                    728
                                                                                    -------                -------

          Net cash provided by operating activities                                  45,415                 47,988
                                                                                    -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            (6,302)                (7,622)
  Proceeds from sale of property and equipment                                            -                  2,387
  Contract rights acquired, net                                                     (13,497)               (35,904)
                                                                                    -------                -------

          Net cash used in investing activities                                     (19,799)               (41,139)
                                                                                    -------                -------



VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Thirty-nine Weeks Ended
                                                                                -------------------------------
                                                                                September 30,        October 1,
                                                                                    2003                2002
                                                                                -------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments - revolving loans                                              $ (10,000)           $ (12,750)
  Principal payments on long-term debt                                               (862)                (862)
  Principal payments on capital lease obligations                                       -                 (267)
  Increase in bank overdrafts                                                       2,144                2,348
  Loans to related parties                                                            (67)                   -
                                                                                ---------            ---------

           Net cash used in financing activities                                   (8,785)             (11,531)
                                                                                ---------            ---------

INCREASE (DECREASE) IN CASH                                                        16,831               (4,682)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                              10,374               15,142
                                                                                ---------            ---------

  End of period                                                                 $  27,205            $  10,460
                                                                                =========            =========



See notes to consolidated financial statements.



VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002
--------------------------------------------------------------------------------

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

         The accompanying financial statements of Volume Holdings have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the thirty-nine week period ended September 30, 2003 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending December 30, 2003 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-K.

         On February 11, 2003, the Company announced that it changed its tradename for its operating subsidiaries, Volume Services and Service America, from Volume Services America to Centerplate.

         On February 13, 2003, Volume Holdings filed a registration statement on Form S-1 (last amended August 26, 2003) in respect of a proposed initial public offering ("IPO") of Income Deposit Securities ("IDSs"). The IDSs would represent shares of common stock and subordinated notes of Volume Services America Holdings, Inc. Concurrently with the closing of the IDSs, the Company plans to enter into a new senior credit facility with a syndicate of financial institutions. The new credit facility will be comprised of a secured revolving credit facility and a term facility consisting of senior secured notes. The Company expects to repay its existing senior credit facility and its subordinated notes with the net proceeds. The Company commenced a tender offer and consent solicitation on October 22, 2003 with respect to all its outstanding $100.0 million aggregate principal amount of 11 1/4% senior subordinated notes due 2009. The closing of this tender offer is conditional on the consummation of the IDSs offering. Prior to an effective date of the IPO, the Company also plans to split its common stock. The registration statement is currently under review by the Securities and Exchange Commission. We cannot assure you that the offering of IDSs will occur and we may elect not to proceed with the offering of IDSs due to changes in our business or strategic plans, general economic and market conditions or any other factors.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COST IN EXCESS OF NET ASSETS ACQUIRED AND TRADEMARKS - The Company performed its annual impairment tests of goodwill and trademarks as of April 1, 2003 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists.

         INSURANCE - At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers' compensation risk. During the fiscal years 1999 through 2001, the Company had a premium-based insurance program and prior to fiscal 1999, the Company was primarily self-insured with stop-loss coverage. Management determines the estimate of the reserve for the deductible and self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 1.15 percent and 3.96 percent at September 30, 2003 and 1.32 percent and 3.83 percent at December 31, 2002), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at September 30, 2003 and December 31, 2002 were $7,287,000 and $4,654,000, respectively, which is recorded in the accompanying consolidated financial statements. The related undiscounted amounts were $7,810,000 and $4,955,000, respectively.

         The Company became self-insured for employee health insurance in December 1999. Prior to December 1999, the Company had a premium-based insurance program. The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at September 30, 2003 and December 31, 2002 was $1,499,000 and $1,222,000, respectively.

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

         Income taxes for the thirty-nine weeks ended September 30, 2003 and October 1, 2002 resulted in tax expense of approximately $0.3 million and $0.6 million, respectively. Income taxes are calculated using the projected effective tax rate for fiscal 2003 and 2002, respectively, which includes tax credit generation and the reversal of approximately $0.9 million and $0.8 million, respectively, of valuation allowances on deferred tax assets.

         RECLASSIFICATIONS - Certain amounts in 2002 have been reclassified, where applicable, to conform to the financial statement presentation used in 2003.

         NEW ACCOUNTING STANDARDS - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

         On  November  25,  2002,  the  FASB  issued   Interpretation   No.  45,
Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements, initial recognition and initial measurement provisions are currently effective and did not have a material effect on the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). This Interpretation applies immediately to variable interest entities created after January 31, 2003. In October 2003, certain provisions of FIN 46 were amended. FIN 46, as amended, applies to the first fiscal year or interim period beginning after December 15, 2003, to those variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will evaluate the effect of this interpretation on its financial position and results of operations after the FASB completes its deliberation.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this standard on July 1, 2003 did not have a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

3.       CONTRACT RELATED LOSSES

         Contract related losses for the thirty-nine weeks ended September 30, 2003 reflect an impairment charge of approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third-party, and $0.4 million for the write-down of contract rights and other assets for certain terminated contracts. For the thirty-nine weeks ended October 1, 2002, contract related losses of $0.7 million reflect an impairment charge for the write-down of contract rights related to a terminated contract.

4.       COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. In May 2003, a purported class action entitled Holden v. Volume Services America, et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums the Company serves alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities the Company serves in California. The Company has removed the case to the United States District Court for the Central District of California. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The Company is in the process of evaluating this case and, while the review is preliminary, management believes that the Company's business practices are, and were during the period alleged, in compliance with the law. The Company intends to vigorously defend this case. However, due to the early stage of this case and the Company's evaluation, management cannot predict the outcome of this case and, if an ultimate ruling is made against the Company, whether such ruling would have a material effect on the Company's financial condition and results of operations.

         Except for the case described above, in management's opinion, after considering a number of factors, including, but not limited to, the current status of any currently pending proceeding (including any settlement discussions), views of retained counsel, the nature of the litigation, our prior experience and the amounts that are accrued for known contingencies, the ultimate disposition of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.


5.       SUBSEQUENT EVENTS

         The Company commenced a tender offer and consent solicitation on October 22, 2003 with respect to all of its outstanding $100.0 million aggregate principal amount of 11 1/4% senior subordinated notes due 2009. The closing of this tender offer is conditional on the consummation of the IDSs offering as discussed in Note 1.

6.       NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

         The senior subordinated notes are jointly and severally guaranteed by Volume Holdings and all of the subsidiaries of Volume Service America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of the Volume Holdings, Guarantor Subsidiaries (including Volume Services America, the issuer) and Non-Guarantor Subsidiaries as of September 30, 2003 and December 31, 2002 (in the case of the balance sheets) and for the thirteen and thirty-nine week periods ended September 30, 2003 and October 1, 2002 (in the case of the statements of operations and comprehensive income) and for the thirty-nine week periods ended September 30, 2003 and October 1, 2002 in the case of the statement of cash flows.

                      CONSOLIDATING CONDENSED BALANCE SHEET, SEPTEMBER 30, 2003 (IN THOUSANDS)


                                                           Issuer and
                                                            Combined       Combined
                                                Volume     Guarantor     Non-guarantor
Assets                                         Holdings    Subsidiaries   Subsidiaries  Eliminations   Consolidated

Current assets:
  Cash and cash equivalents                       $     -     $ 26,913        $   292        $     -       $ 27,205
  Accounts receivable                                   -       17,848          2,214              -         20,062
  Other current assets                                  -       30,124          1,788         (6,856)        25,056
                                                  -------     --------        -------        --------      --------
           Total current assets                         -       74,885          4,294         (6,856)        72,323
Property and equipment                                  -       50,615          3,182              -         53,797
Contract rights, net                                    -      102,956            627              -        103,583
Cost in excess of net assets acquired                   -       46,457              -              -         46,457
Investment in subsidiaries                          2,278            -              -         (2,278)             -
Other assets                                            -       30,346             13              -         30,359
                                                  -------     --------        -------        --------      --------

Total assets                                      $ 2,278     $305,259        $ 8,116        $ (9,134)     $306,519
                                                  =======     ========        =======        ========      ========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Intercompany liabilities                        $    -      $     -         $ 6,856        $ (6,856)     $      -
  Other current liabilities                            -       78,981           2,878               -        81,859
                                                  -------     --------        -------        --------      --------
           Total current liabilities                   -       78,981           9,734          (6,856)       81,859
Long-term debt                                         -      213,388               -               -       213,388
Other liabilities                                      -        8,994               -               -         8,994
                                                  -------     --------        -------        --------      --------
           Total liabilities                           -      301,363           9,734          (6,856)      304,241
                                                  -------     --------        -------        --------      --------

Stockholders' equity (deficiency):
  Common stock                                          -            -              -              -              -
  Additional paid-in capital                       67,481       67,481              -        (67,481)        67,481
  Accumulated deficit                             (14,561)     (12,843)        (1,718)        14,561        (14,561)
  Treasury stock and other                        (50,642)     (50,742)           100         50,642        (50,642)
                                                  -------     --------        -------        --------      --------
           Total stockholders' equity (deficiency)  2,278        3,896         (1,618)        (2,278)         2,278
                                                  -------     --------        -------        --------      --------

Total liabilities and stockholders'
  equity (deficiency)                            $ 2,278      $305,259        $ 8,116        $(9,134)      $306,519
                                                 =======      ========        =======        ========      ========


                              Consolidating Condensed Statement of Operations and Comprehensive Income
                                      Thirteen Week Period Ended September 30, 2003 (in thousands)

                                                       Issuer and
                                                        Combined         Combined
                                         Volume         Guarantor        Non-guarantor
                                        Holdings      Subsidiaries       Subsidiaries   Eliminations     Consolidated

Net sales                                 $       -     $   204,468      $   10,168       $        -        $ 214,636

Cost of sales                                     -         164,624           8,754                -          173,378
Selling, general, and administrative              -          16,694           1,025                -           17,719
Depreciation and amortization                     -           6,733             223                -            6,956
Contract related losses                           -                               -                -
                                                          ---------        --------                         ---------
Operating income                                  -          16,417             166                -           16,583
Interest expense                                  -           4,833                                -            4,833
Other income, net                                 -              (7)             (1)               -               (8)
                                                          ---------       ---------                         ---------
Income before income taxes                        -          11,591             167                -           11,758
Income tax provision                              -           1,084               -                -            1,084
Equity in earnings of subsidiaries           10,674               -               -          (10,674)               -
                                          ---------      ----------      ----------        ---------        ---------
Net income                                   10,674          10,507             167          (10,674)          10,674
Other comprehensive loss -
foreign currency translation adjustment           -               -             (16)               -              (16)
                                         ----------     -----------     -----------       ----------       ----------

Comprehensive income                     $   10,674    $     10,507     $       151       $  (10,674)      $   10,658
                                         ==========    ============     ===========       ==========       ===========





                          Consolidating Condensed Statement of Operations and Comprehensive Income
                              Thirty-nine Week Period Ended September 30, 2003 (in thousands)

                                                       Issuer and
                                                        Combined          Combined
                                         Volume         Guarantor         Non-guarantor
                                        Holdings      Subsidiaries      Subsidiaries      Eliminations    Consolidated

Net sales                                   $     -        $457,172         $ 27,097           $     -         $484,269

Cost of sales                                     -         372,359           23,338                 -          395,697
Selling, general, and administrative              -          42,298            2,973                 -           45,271
Depreciation and amortization                     -          19,733              593                 -           20,326
Contract related losses                           -             647                -                 -              647
                                                           --------         --------                           --------
Operating income                                  -          22,135              193                 -           22,328
Interest expense                                  -          15,028                                  -           15,028
Other income, net                                 -             (21)              (6)                -              (27)
                                                           --------         --------                           --------
Income before income taxes                        -           7,128              199                 -            7,327
Income tax provision                              -             322                -                 -              322
Equity in earnings of subsidiaries            7,005               -                -            (7,005)               -
                                            -------        --------         --------           -------         --------
Net income                                    7,005           6,806              199            (7,005)           7,005
Other comprehensive gain -
foreign currency translation adjustment           -               -              544                 -              544
                                            -------        --------         --------           -------         --------

Comprehensive income                        $ 7,005        $  6,806         $    743           $(7,005)        $  7,549
                                            =======        ========         ========           ========        ========






                             Consolidating Condensed Statement of Cash Flows
                        Thirty-nine Week Period Ended September 30, 2003 (in thousands)

                                                                  Issuer and
                                                                   Combined          Combined
                                                       Volume      Guarantor         Non-guarantor
                                                      Holdings   Subsidiaries        Subsidiaries   Consolidated

Cash Flows Provided by Operating  Activities            $ -       $ 44,944           $ 471           $ 45,415
                                                        ---       --------           -----           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net                 -         (5,899)           (403)            (6,302)
  Contract rights acquired, net                           -        (13,497)             -             (13,497)
                                                        ---       --------           -----           --------

           Net cash used in investing activities          -        (19,396)           (403)           (19,799)
                                                        ---       --------           -----           --------

Cash Flows from Financing Activities:
  Net repayments - revolving loans                        -        (10,000)             -             (10,000)
  Principal payments on long-term debt                    -           (862)             -                (862)
  Increase in bank overdrafts                             -          2,144                              2,144
  Loans to related parties                                -            (67)             -                 (67)
                                                        ---       --------           -----           --------

    Net cash used in financing activities                 -         (8,785)                            (8,785)
                                                        ---       --------           -----           --------

Increase in cash                                           -        16,763              68             16,831

Cash and cash equivalents - beginning of period           -         10,150             224             10,374
                                                        ---       --------           -----           --------

Cash and cash equivalents - end of period               $ -       $ 26,913           $ 292           $ 27,205
                                                        ===       ========           =====           ========



                          CONSOLIDATING CONDENSED BALANCE SHEET, DECEMBER 31, 2002 (IN THOUSANDS)

                                                        Issuer
                                                         and
                                                       Combined       Combined
                                          Volume      Guarantor     Non-guarantor
Assets                                   Holdings     Subsidiaries   Subsidiaries  Eliminations   Consolidated

Current assets:
  Cash and cash equivalents               $              $ 10,150        $   224       $             $  10,374
  Accounts receivable                                      15,309          1,179                        16,488
  Other current assets                                     24,948          1,147         (7,295)        18,800
                                          ---------      --------        -------       --------      ---------
           Total current assets                            50,407          2,550         (7,295)        45,662
Property and equipment                                     52,951          3,108                        56,059
Contract rights, net                                      101,017            685                       101,702
Cost in excess of net assets acquired                      46,457                                       46,457
Investment in subsidiaries                   (5,268)                                      5,268
Other assets                                               30,290             22                        30,312
                                          ---------      --------        -------       --------      ---------

Total assets                              $  (5,268)     $281,122        $ 6,365       $ (2,027)     $ 280,192
                                          =========      ========        =======       ========      =========

Liabilities and Stockholders' Deficiency

Current liabilities:
  Intercompany liabilities                $              $               $ 7,295       $ (7,295)     $
  Other current liabilities                                55,047          1,431                        56,478
                                          ---------      --------        -------       --------      ---------
           Total current liabilities                       55,047          8,726         (7,295)        56,478
Long-term debt                                            224,250                                      224,250
Other liabilities                                           4,732                                        4,732
                                          ---------      --------        -------       --------      ---------
           Total liabilities                              284,029          8,726         (7,295)       285,460
                                          ---------      --------        -------       --------      ---------

Stockholders' deficiency:
  Common stock
  Additional paid-in capital                 67,417        67,417                       (67,417)        67,417
  Accumulated deficit                       (21,566)      (19,649)        (1,917)        21,566        (21,566)
  Treasury stock and other                  (51,119)      (50,675)          (444)        51,119        (51,119)
                                          ---------      --------        -------       --------      ---------
           Total stockholders' deficiency    (5,268)       (2,907)        (2,361)         5,268         (5,268)
                                          ---------      --------        -------       --------      ---------

Total liabilities and stockholders'
  deficiency                              $  (5,268)     $281,122        $ 6,365       $ (2,027)     $ 280,192
                                          =========      ========        =======       ========      =========




                        Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                                   Thirteen Week Period Ended October 1, 2002 (in thousands)

                                                        Combined         Combined
                                         Volume         Guarantor        Non-guarantor
                                        Holdings      Subsidiaries       Subsidiaries   Eliminations     Consolidated

Net sales                                 $                $186,674         $ 8,426          $               $195,100

Cost of sales                                               149,211           7,248                           156,459
Selling, general, and administrative                         15,129             886                            16,015
Depreciation and amortization                                 6,483             251                             6,734
                                                           --------         -------                          --------
Operating income                                             15,851              41                            15,892
Interest expense                                              5,129                                             5,129
Other income, net                                               (28)                                              (28)
                                                           --------         -------                          --------
Income before income taxes                                   10,750              41                            10,791
Income tax provision                                          1,008               -                             1,008
Equity in earnings of subsidiaries           9,783                -               -           (9,783)               -
                                          --------         --------         -------         --------         --------
Net income                                   9,783            9,742              41           (9,783)           9,783
Other comprehensive loss -
foreign currency translation adjustment          -                -            (152)               -             (152)
                                          --------         --------         -------         --------         --------

Comprehensive income (loss)               $  9,783         $  9,742         $  (111)        $ (9,783)        $  9,631
                                          ========         ========         =======         ========         ========


                          Consolidating Condensed Statement of Operations and Comprehensive Income
                                Thirty-nine Week Period Ended October 1, 2002 (in thousands)

                                                        Combined         Combined
                                         Volume         Guarantor        Non-guarantor
                                        Holdings      Subsidiaries       Subsidiaries    Eliminations   Consolidated

Net sales                                  $               $426,300         $23,061          $               $449,361

Cost of sales                                               345,646          19,891                           365,537
Selling, general, and administrative                         40,316           2,283                            42,599
Depreciation and amortization                                18,291             715                            19,006
Contract related losses                                         699               -                               699
                                                           --------         -------                          --------
Operating income                                             21,348             172                            21,520
Interest expense                                             15,646              15                            15,661
Other income, net                                            (1,445)             (1)                           (1,446)
                                                           --------         -------                          --------
Income before income taxes                                    7,147             158                             7,305
Income tax provision                                            551               -                               551
Loss in earnings of subsidiaries             6,754                -               -           (6,754)               -
                                           -------         --------         -------          -------         --------
Net income                                   6,754            6,596             158           (6,754)           6,754
Other comprehensive gain -
foreign currency translation adjustment          -                -               7                -                7
                                           -------         --------         -------          -------         --------

Comprehensive income                       $ 6,754         $  6,596         $   165          $(6,754)        $  6,761
                                           =======         ========         =======          =======         ========



                                  Consolidating Condensed Statement of Cash Flows
                             Thirty-nine Week Period Ended October 1, 2002 (in thousands)

                                                                   Combined          Combined
                                                       Volume      Guarantor         Non-guarantor
                                                      Holdings   Subsidiaries        Subsidiaries   Consolidated

Cash Flows Provided by Operating  Activities              $ -      $ 47,331           $ 657           $ 47,988
                                                          ---      --------           -----           --------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net                   -        (7,018)           (604)            (7,622)
  Proceeds from sale of property, plant and equipment                 2,387                              2,387
  Contract rights acquired, net                             -       (35,904)              -            (35,904)
                                                          ---      --------           -----           --------

           Net cash used in investing activities            -       (40,535)           (604)           (41,139)
                                                          ---      --------           -----           --------

Cash Flows from Financing Activities:
  Net repayments - revolving loans                           -      (12,750)              -            (12,750)
  Principal payments on long-term debt                       -         (862)              -               (862)
  Principal payments on capital lease obligations            -         (267)              -               (267)
  Increase in bank overdrafts                               -         2,348                              2,348
                                                          ---      --------           -----           --------

    Net cash used in financing activities                   -       (11,531)                           (11,531)
                                                          ---      --------           -----           --------

Increase (decrease) in cash                                  -       (4,735)             53             (4,682)

Cash and cash equivalents - beginning of period             -        14,976             166             15,142
                                                          ---      --------           -----           --------

Cash and cash equivalents - end of period                 $ -      $ 10,241           $ 219           $ 10,460
                                                          ===      ========           =====           ========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         The following discussion and analysis of our results of operations and financial condition for the thirteen and thirty-nine week periods ended September 30, 2003 and October 1, 2002 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 31, 2002 included in our annual report on Form 10-K. Our discussion contains forward-looking statements based on our current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Forward Looking and Cautionary Statements and elsewhere in this quarterly report on Form 10-Q. The following data have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

          o Recoverability of property and equipment, contract rights, cost in excess of net assets acquired (goodwill) and other intangible assets. As of September 30, 2003, net property and equipment of $53.8 million and net contract rights of $103.6 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the carrying value of the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of
               September 30, 2003, goodwill of $46.5 million and other intangible assets (trademarks) of $17.0 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the goodwill for impairments is the Company. In performing the annual goodwill assessment, we compare the fair value of the Company to its net asset carrying amount, including goodwill and trademarks. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value of the Company, then we would need to perform the second step in the impairment test to determine the amount of the goodwill write-off. Fair value for these tests is determined based upon a discounted cash flow model (using a rate based on our incremental borrowing rate). As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible assets to its carrying value. Fair value is determined based on a discounted cash flow model (using a rate based on our incremental borrowing rate). If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on April 1, 2003 and determined that no impairment exists.

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

          o    unpredictability in the number, timing and type of new contracts;

          o    timing of contract expirations and special events; and

          o    level of attendance at the facilities which we serve.

         Business at the principal types of facilities we serve is seasonal in nature. Major League Baseball ("MLB") and minor league baseball related sales are concentrated in the second and third quarter, the majority of National Football League ("NFL") related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

         Set forth below are comparative net sales by quarter (in thousands) for the first through third quarters of 2003, fiscal 2002 and fiscal 2001:

                             2003             2002              2001
                             ----             ----              ----
         1st Quarter       $ 96,900         $ 87,840          $ 83,194

         2nd Quarter       $172,733         $166,421          $157,646

         3rd Quarter       $214,636         $195,100          $177,559

         4th Quarter                        $127,801          $124,714


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 1, 2002

         Net sales - Net sales of $214.6 million for the thirteen weeks ended September 30, 2003 increased by $19.5 million or 10% from $195.1 million in the prior year period. The higher sales were due in part to an increase in MLB related sales which improved $12.0 million from the prior year period primarily attributable to an overall increase in attendance and per capita spending and two post-season games as compared to no post-season games in the prior year period. In addition, new accounts generated approximately $10.2 million in net sales, partially offset by expired and/or terminated accounts, which decreased sales by $4.2 million. NFL related net sales also increased $2.0 million over the prior year period due mainly to an increase in per capita spending.

          Cost of sales - Cost of sales of $173.4 million for the thirteen weeks ended September 30, 2003 increased by $16.9 million from $156.5 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales increased by 0.6% from the prior year period to approximately 81%. The increase was primarily the result of higher commission costs mainly attributable to the higher commission rates paid to our largest client in connection with the renewal of that client's contract and a change in the sales mix to client facilities with higher commission rates. Additionally, higher payroll expenses (0.3% increase) were incurred in the period primarily associated with the initial start-up costs related to the opening of new facilities. However, the increase was offset by reductions in product costs as a percentage of sales (0.4% decline) during the period due to efficiencies achieved at certain facilities we operate.

          Selling, general and administrative expenses - Selling, general and administrative expenses of $17.7 million in the thirteen weeks ended September 30, 2003 increased $1.7 million or 0.1% as a percentage of net sales from the prior year period. The increase was due to higher corporate overhead expenses related to the addition of management positions during fiscal 2002. These were partially offset by efficiencies achieved at certain facilities at which we operate that resulted in a decline, as a percentage of net sales, in selling, general and administrative expenses.

         Depreciation and amortization - Depreciation and amortization was $7.0 million for the thirteen weeks ended September 30, 2003, compared to $6.7 million in the prior year period. The increase was principally attributable to higher amortization expense primarily related to investments made beginning in the second quarter of fiscal 2002 for the renewal and/or acquisition of certain contracts.

         Operating income - Operating income increased approximately $0.7 million from the prior year period due to the factors described above.

          Interest expense - Interest expense decreased by $0.3 million from the prior year period principally due to lower interest rates on the Company's variable rate debt.

         Income taxes - Income tax expense for the thirteen weeks ended September 30, 2003 was approximately $1.1 million, in comparison to $1.0 million in the prior year period. During the current period, we changed our estimate of the effective tax rate for fiscal 2003 from approximately 16.8% to 4.4% due to the consideration of greater than previously anticipated tax credit generation from a prior year. Consequently, the expense recognized in the current period includes a change in our estimate to the tax provision for the entire thirty-nine week period ended September 30, 2003. Income taxes for the thirteen weeks ended September 30, 2003 and October 1, 2002 are calculated using the projected effective tax rate for fiscal 2003 and 2002, respectively, which includes the reversal of approximately $0.9 million and $0.8 million, respectively, of valuation allowances on deferred tax assets.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2002

         Net sales - Net sales of $484.3 million for the thirty-nine weeks ended September 30, 2003 increased by $34.9 million or 8% from $449.4 million in the prior year period. The increase was primarily due to new accounts, which generated net sales of $23.5 million partially offset by expired and/or terminated accounts, which decreased net sales by $10.7 million. Additionally, MLB related sales increased $9.1 million from the prior year period primarily attributable to an overall increase in attendance and per capita spending and two post-season games as compared to no post-season games in the prior year period. Furthermore, net sales at arenas increased $4.6 million, primarily as a result of National Hockey League playoff activity and the addition of a National Basketball Association tenant team at an existing client facility. The remaining improvement in net sales was primarily due to increased volume at various facilities where we provide our services.

         Cost of sales - Cost of sales of $395.7 million for the thirty-nine weeks ended September 30, 2003 increased by $30.2 million from $365.5 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales increased by approximately 0.4% from the prior year period. The increase was primarily the result of higher commission costs related to higher commission rates paid to our largest client in connection with the renewal of that client's contract and a change in the sales mix to client facilities with higher commission rates. These increases were partially offset by lower product costs as a percentage of net sales resulting from efficiencies achieved at certain operating facilities at which we operate.

         Selling, general and administrative expenses - Selling, general and administrative expenses of $45.3 million in the thirty-nine weeks ended September 30, 2003 declined approximately 0.2% as a percentage of net sales from the prior year period. The decrease was due, in part, to approximately $0.8 million received in 2003 as reimbursement for assets that were previously written-off in connection with one of our clients that filed for Chapter 11 bankruptcy during 2001. In addition, efficiencies achieved at certain operating facilities resulted in a decline in selling, general and administrative expenses. These improvements were partially offset by higher corporate overhead expenses related to the addition of management positions during fiscal 2002 and approximately $0.4 million in non-recurring marketing and other expenses associated with the change in the tradename for our operating subsidiaries from Volume Services America to Centerplate. In fiscal 2003, we anticipate an increase in corporate overhead of 0.5%, as a percentage of net sales, as compared to fiscal 2002, primarily due to the addition of the management positions. However, as a result of these new positions, we expect to achieve improvements in operating income at the facilities at which we provide services.

         Depreciation and amortization - Depreciation and amortization was $20.3 million for the thirty-nine weeks ended September 30, 2003, compared to $19.0 million in the prior year period. The increase was principally attributable to higher amortization expense primarily related to investments made beginning in the second quarter of fiscal 2002 for the renewal and/or acquisition of certain contracts.

         Contract related losses -Contract related losses of $0.6 million recorded in the thirty-nine weeks ended September 30, 2003 reflect an impairment charge of approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third-party, and $0.4 million for the write-down of contract rights and other assets for certain terminated contracts. In the prior year period, contract related losses of $0.7 million reflect an impairment charge for the write-down of contract rights.

          Operating income - Operating income increased approximately $0.8 million from the prior year period due to the factors described above.

         Interest expense - Interest expense decreased by $0.6 million from the prior year period principally due to lower interest rates on the Company's variable rate debt, which were partially offset by an increase in borrowings.

         Other income, net - During the first quarter of fiscal 2002, Service America received approximately $1.4 million in connection with funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Service America does not believe that it has any obligation to escheat such funds.

         Income taxes - We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on our best current estimates believe that taxable income will be realized in fiscal 2003. In the thirty-nine weeks ended September 30, 2003, we have recorded a tax provision of $0.3 million in comparison to tax provision of $0.6 million in the prior year period. As noted above, we changed our estimate of the effective tax rate for fiscal 2003 during the thirteen-week period ended September 30, 2003 from approximately 16.8% to 4.4%.

LIQUIDITY AND CAPITAL RESOURCES

         For the thirty-nine weeks ended September 30, 2003, net cash provided by operating activities was $45.4 million compared to $48.0 million in the prior year period. The $2.6 million decline in cash provided from the prior year period was principally attributable to an increase in working capital in the current period. This primarily related to the timing and number of events at the facilities we serve resulting in higher accounts receivable and merchandise inventories recorded at September 30, 2003.

         Net cash used in investing activities was $19.8 million for the thirty-nine weeks ended September 30, 2003 compared to $41.1 million in the prior year period reflecting a higher level of investment associated with renewals of existing contracts, including the renewal of the company's largest client, in the prior year period.

         Net cash used in financing activities was $8.8 million in the thirty-nine weeks ended September 30, 2003 as compared to $11.5 million in the prior year period. The decrease was principally due to lower net repayments of borrowings under our revolving credit facility to fund contract investment and working capital requirements in the current period. As of September 30, 2003, we had approximately $5.0 million in outstanding revolving loans as compared to no outstanding balances at October 1, 2002.

         We are also required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of September 30, 2003, we had requirements outstanding for performance bonds and letters of credit aggregating $13.9 million and $19.3 million, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations and working capital requirements. We anticipate net capital investments of $28.7 million in fiscal 2003, of which $19.6 million has been invested to date. At September 30, 2003, $50.7 million of our $75.0 million revolving credit facility was available to be borrowed, after taking into account $19.3 million of outstanding, undrawn letters of credit which reduce availability.

         If we proceed with the offering of IDSs (as discussed in our Form 10-K for the year ended December 31, 2002 and our registration statement on Form S-1), we intend for Volume Services America to enter into a new credit facility to refinance its existing credit facility. We have undertaken a tender offer and consent solicitation on October 22, 2003 for all our outstanding 11 1/4% senior subordinated notes due 2009. We also expect Volume Holdings to repurchase shares of its outstanding common stock from existing shareholders and to pay management bonuses and the amount due to the Chief Executive Officer under his employment contract, all as described in our registration statement on Form S-1. We cannot assure you that the offering of IDSs or any of the above transactions will occur and we may elect not to proceed with the offering of IDSs or any or all of the above transactions due to changes in our business or strategic plans, general economic and market conditions or any other factors.

         We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases and future minimum commitments for commission and royalties, as well as contingent obligations related to outstanding letters of credit. These obligations as of September 30, 2003 are summarized in the tables below:

CONTRACTUAL COMMITMENTS                                                             Payments due by period
                                                                                    ----------------------
                                                                                         (in millions)

                                                           Less than                                               More than
Contractual Obligations                  Total             1 year            1-3 years          4-5 years          5 years
-----------------------                  -----             ------            ---------          ---------          -------

Long-term borrowings                      $214.5                $1.2              $113.3               -               $100.0

Operating leases                             1.3                 0.5                 0.8               -                  -

Commissions and royalties                   38.9                 8.3                18.7               4.9                7.0

Other long-term obligations(1)              14.2                 6.7                 7.2               0.3                -
                                          ------               -----              ------              -----            ------

Total Contractual Obligations             $268.9               $16.7              $140.0              $5.2             $107.0
                                          ======               =====              ======              =====            ======

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

         On  November  25,  2002,  the  FASB  issued   Interpretation   No.  45,
Guarantor's  Accounting and Disclosure  Requirements  for Guarantees,  Including
Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5 Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements, initial recognition and initial measurement provisions are currently effective and did not have a material effect on the Company's financial position or results of operations.

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

123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). This Interpretation applies immediately to variable interest entities created after January 31, 2003. In October 2003, certain provisions of FIN 46 were amended. FIN 46, as amended, applies to the first fiscal year or interim period beginning after December 15, 2003, to those variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will evaluate the effect of this interpretation on the Company's financial position or results of operations after the FASB completes its deliberation.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this standard on July 1, 2003 did not have a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

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

     o    the risk of increased litigation against us;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk - We are exposed to interest rate volatility with regard to existing variable rate debt. The Company's financial instruments with market risk exposure consist of its term loans and revolving credit facility borrowings. A change in interest rates of one percent on the outstanding variable rate borrowings as of September 30, 2003, would cause a change in annual interest expense of approximately $1.1 million. Volume Services America's 11 1/4% senior subordinated notes due 2009 are fixed interest rate debt obligations.

         As of September 30, 2003, there have been no material changes in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure   controls  and   procedures  are  our  controls  and  other
procedures that are designed to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is effectively recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         We are from time to time involved in various legal proceedings incidental to the conduct of our business. In May 2003, a purported class action entitled Holden v. Volume Services America, et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. We have removed the case to the United States District Court for the Central District of California. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. We are in the process of evaluating this case and, while the review is preliminary, we believe that the our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case. However, due to the early stage of this case and our evaluation, we cannot predict the outcome of this case and, if an ultimate ruling is made against us, whether such ruling would have a material effect on our financial condition and results of operations.

         Except for the case described above, in our opinion, after considering a number of factors, including, but not limited to, the current status of any currently pending proceeding (including any settlement discussions), views of retained counsel, the nature of the litigation, our prior experience and the amounts that are accrued for known contingencies, the ultimate disposition of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.1 Separation   Agreement   between  Volume  Services   America
                    Holdings, Inc.and John T. Dee, dated as of August 29, 2003. Incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K, filed on September 2, 2003.

               31.1 Section 302 Certification of Chief Executive Officer

               31.2 Section 302 Certification of Chief Financial Officer

               32.1 Section 906 Certification of Chief Executive Officer

               32.2 Section 906 Certification of Chief Financial Officer


          (b) Reports on Form 8-K: On September 2, 2003, Volume Services America filed a Form 8-K under Item 5 (Other Events) disclosing the separation agreement between Holdings and John T. Dee.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2003.

                            VOLUME SERVICES AMERICA, INC.


                            By:      /s/ Kenneth R. Frick
                                     ------------------------------------------
                            Name:    Kenneth R. Frick
                            Title:   Executive Vice President and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

    Exhibit Number       Description
    31.1                 Section 302 Certificate of Chief Executive Officer
    31.2                 Section 302 Certificate of Chief Financial Officer
    32.1                 Section 906 Certificate of Chief Executive Officer
    32.2                 Section 906 Certificate of Chief Financial Officer